Form 10QSB
period 2002-06-30
NATIONAL PIZZA CORP
filed 2002-08-19
CIK 1166161

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2002

                          Commission File No. 333-81922


                           NATIONAL PIZZA CORPORATION
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                             43-1941213
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                              759 CEDAR FIELD COURT
                           TOWN AND COUNTRY, MO 63017
                                 (314) 991-1192
                          (Address and telephone number
                         of principal executive offices)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 6,087,500 shares of our common stock outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                               1 - 5

ITEM 2. Plan of Operation                                                      6

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                      7

ITEM 2. Change in Securities                                                   7

ITEM 3. Defaults upon Senior Securities                                        7

ITEM 4. Submission of Matters to a Vote of Security Holders                    7

ITEM 5. Other Information                                                      7

ITEM 6. Exhibits and Reports on Form 8-K                                       7

ITEM 1. FINANCIAL INFORMATION

                    NATIONAL PIZZA CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,    DECEMBER 31,
                                                                    2002         2001
                                                                  ---------    ---------
                                                                 (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $   6,024    $ 203,087
                                                                  ---------    ---------
     TOTAL CURRENT ASSETS                                             6,024      203,087

OTHER ASSETS:
  Deferred offering costs                                                --       25,760
                                                                  ---------    ---------
     TOTAL OTHER ASSETS                                                  --       25,760
                                                                  ---------    ---------

         TOTAL ASSETS                                                 6,024      228,847
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  --          848
  Stockholder loan                                                       --       45,000
                                                                  ---------    ---------
     TOTAL CURRENT LIABILITIES                                           --       45,848

OTHER LIABILITIES:
  Commitments and contingencies                                          --           --
                                                                  ---------    ---------
     TOTAL OTHER LIABILITIES                                             --           --
                                                                  ---------    ---------

         TOTAL LIABILITIES                                               --       45,848
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 6,087,500 shares issued and outstanding               6,088        6,088
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                                       --
  Additional paid-in capital                                        183,881      183,881
  Deficit accumulated during the development stage                 (183,945)      (6,970)
                                                                  ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                       6,024      182,999
                                                                  ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   6,024    $ 228,847
                                                                  =========    =========

                 See Notes to Consolidated Financial Statements

                    NATIONAL PIZZA CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FOR THE
                                                                               PERIOD FROM
                                                                               SEPTEMBER 7,
                                               SIX-MONTH      THREE-MONTH         2001
                                              PERIOD ENDED    PERIOD ENDED    (INCEPTION) TO
                                                JUNE 30,        JUNE 30,         JUNE 30,
                                                  2002            2002             2002
                                               -----------     -----------      -----------
                                               (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
OPERATING INCOME:
  Operating income                             $        --     $        --      $        --
                                               -----------     -----------      -----------
     TOTAL OPERATING INCOME                             --              --               --

OPERATING EXPENSES:
  General and administrative expenses              177,805         129,938          185,016
                                               -----------     -----------      -----------
     TOTAL OPERATING EXPENSES                      177,805         129,938          185,016
                                               -----------     -----------      -----------

         (LOSS) FROM OPERATIONS                   (177,805)       (129,938)        (185,016)

OTHER INCOME:
  Interest income                                      830             277            1,071
                                               -----------     -----------      -----------
     TOTAL OTHER INCOME                                830             277            1,071
                                               -----------     -----------      -----------

         (LOSS) BEFORE INCOME TAX EXPENSE         (176,975)       (129,661)        (183,945)

INCOME TAX EXPENSE:
  Provision for income taxes                            --              --               --
                                               -----------     -----------      -----------

         NET (LOSS)                            $  (176,975)    $  (129,661)     $  (183,945)
                                               ===========     ===========      ===========

         WEIGHTED AVERAGE SHARES OUTSTANDING     6,087,500       6,087,500        4,274,312

         EARNINGS (LOSS) PER SHARE             $     (0.01)    $     (0.01)     $     (0.00)

                 See Notes to Consolidated Financial Statements

                    NATIONAL PIZZA CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE
                                                                              PERIOD FROM
                                                                              SEPTEMBER 7,
                                                              SIX-MONTH           2001
                                                             PERIOD ENDED    (INCEPTION) TO
                                                               JUNE 30,         JUNE 30,
                                                                 2002             2002
                                                               ---------        ---------
                                                              (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM:

OPERATING ACTIVITIES:
  NET (LOSS)                                                   $(176,975)       $(183,945)

Consulting services for stock                                         --            5,000

Adjustments to reconcile net (loss) to
  Net cash (used in) operating activities:                        25,760           25,760

  Accounts payable and accrued expenses                             (848)              --
                                                               ---------        ---------

         NET CASH (USED BY) OPERATING ACTIVITIES                (152,063)        (153,185)
                                                               ---------        ---------
FINANCING ACTIVITIES:
  Deferred offering costs                                             --          (25,760)
  Shareholder advances                                                --               --
  Repayment of shareholder advances                              (45,000)              --
  Issuance of common stock - founder                                  --           10,000
  Issuance of common stock - private placement                        --          174,969
                                                               ---------        ---------

         NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES     (45,000)         159,209
                                                               ---------        ---------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS            $(197,063)       $   6,024

                                   (Continued)

                    NATIONAL PIZZA CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                FOR THE
                                                                              PERIOD FROM
                                                                              SEPTEMBER 7,
                                                              SIX-MONTH           2001
                                                             PERIOD ENDED    (INCEPTION) TO
                                                               JUNE 30,         JUNE 30,
                                                                 2002             2002
                                                               ---------        ---------
                                                              (UNAUDITED)      (UNAUDITED)
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENT             $(197,063)       $   6,024

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 203,087               --
                                                               ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   6,024        $   6,024
                                                               =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest                                                    $      --        $      --
   Income taxes                                                $      --        $      --

NON-CASH TRANSACTION:
   Consulting services by issuance of common stock             $      --        $   5,000

                 See Notes to Consolidated Financial Statements

                    NATIONAL PIZZA CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)


1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of National Pizza Corporation (a development stage enterprise) and its wholly owned subsidiary HMAP Food Services Corporation. All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for December 31, 2001 are derived from the audited financial statements that are included in the Company's Form SB-2(A) Registration Statement filed on June 20, 2002, which should be read in connection with these financial statements.

The accounting policies followed in the presentation of the interim financial results are the same as those followed on an annual basis. Those policies are presented in Note 2, "Basis of Presentation" to the consolidated financial statements included in the Company's annual report in the above-mentioned Form SB-2(A) Registration Statement.

The interim financial results as of the six months ended June 30, 2002 are not necessarily indicative of the results that will be obtained for the year ending December 31, 2002.

ITEM 2. PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

The Company is presently inactive, and has conducted no business since its inception. The Company plans to merge in the future.

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our expectations about our future S, G&A expense percentages and tax rates, the possibility of future dilution, the adequacy of our working capital, obtaining a new credit facility, new capital expenditures and future acquisitions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (i) an unanticipated change regarding our decision to merge; (ii) the Company's ability to obtain additional financing to implement its business strategy; (iii) the financial condition of the Company's clients; (iv) imposition of new regulatory requirements affecting the Company; (v) a downturn in general economic conditions (vi) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vii) lack of geographic diversification; and (viii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on June 30, 2002 by the undersigned, thereunto duly authorized.


                                        NATIONAL PIZZA CORPORATION


                                        /s/ Hershey Moss
                                        ----------------------------------------
                                        Hershey Moss
                                        Chairman of the Board, President,
                                        Treasurer, Chief Executive, Financial,
                                        and Accounting Officer,