Form 10QSB
period 2002-09-30
BSP ONELINK INC
filed 2002-11-27
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2002

                          Commission File No. 333-81922
                                              ----------

                                BSP ONELINK, INC
                                ----------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                   43-1941213
           --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organisation)

                                One Market Plaza
                             Spear Tower, 36th Floor
                             San Francisco, CA 94105
                           (415) 293-8277 (Address and
                                telephone number
                        of principal executives offices)

Check whether the issuer (1) filed all report required to be filed within
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X]  Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 14,390,600 shares of our common stock outstanding as of November 19, 2002.

Transitional Small Business Disclosure Format (check one) :  [ ]Yes [X] No

                                      INDEX
                         PART I - FINANCIAL INFORMATION



                                                                                                Page
Item 1.  Financial Statements                                                                    3

                  Balance sheet - September 30, 2002                                             3
                  Consolidated Statement of Operations                                           5
                  Statement of Cash Flows                                                        6
                  Notes to Financial Statements                                                  8

Item 2            Management's Discussion and Analysis or Plan of Operation                      17

Item 3            Controls and Procedures                                                        20


                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                                       21

ITEM 2.  Change in Securities                                                                    21

ITEM 3.  Defaults upon Senior Securities                                                         22

ITEM 4.           Submission of Matters to a Vote of Security Holders                            22

ITEM 5.           Other Information                                                              22

ITEM 6.           Exhibits and Reports on Form 8-K                                               23


                  Signatures                                                                     24

PART 1
ITEM 1.  FINANCIAL INFORMATION

                         BSP ONELINK, INC AND SUBSIDIARY
                      (FORMERLY NATIONAL PIZZA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,  December 31,
                                                               2002           2001
                                                                $              $
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       2,290              --
VAT receivable                                                 31,673              --
                                                            ---------     -----------

TOTAL CURRENT ASSETS                                           33,963              --
                                                            ---------     -----------

OTHER ASSETS
Fixed assets, net of $6,000 of accumulated depreciation        34,971              --
Software development costs                                  1,452,000              --
                                                            ---------     -----------

TOTAL OTHER ASSETS                                          1,486,971              --
                                                            ---------     -----------

TOTAL ASSETS                                                1,520,934              --
                                                            =========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                       1,907,700              --
Convertible notes                                             618,659              --
                                                            ---------     -----------

TOTAL CURRENT LIABILITIES                                   2,526,359              --
                                                            ---------     -----------

OTHER LIABILITIES
Commitments and contingencies                                      --              --
                                                            ---------     -----------

TOTAL OTHER LIABILITIES                                            --              --
                                                            ---------     -----------

TOTAL LIABILITIES                                           2,526,359              --
                                                            ---------     -----------

                         BSP ONELINK, INC AND SUBSIDIARY
                      (FORMERLY NATIONAL PIZZA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                               September 30,   December 31,
                                                                   2002           2001
                                                                    $              $
Common stock, $0.001 par value, 100,000,000
shares authorized, 14,390,600 shares issued and outstanding         14,391      $     2
Unpaid share capital                                                    --           (2)
Preferred stock $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding                             --           --
Additional paid-in capital                                       1,403,819           --
Deficit accumulated during the development stage                (2,423,635)          --
                                                                ----------      -------

TOTAL STOCKHOLDERS' DEFICIT                                     (1,005,425)          --
                                                                ----------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      1,520,934      $    --
                                                                ==========      =======

                 See Notes to Consolidated Financial Statements

                         BSP ONELINK, INC AND SUBSIDIARY
                      (FORMERLY NATIONAL PIZZA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                            For the period
                                                                            from November
                                              Nine month      Three-month       6, 2000
                                             period ended     period ended    (inception) to
                                             September 30,    September 30,   September 30,
                                                 2002            2002            2002
                                                  $                $               $
SALES                                                 --              --              --
COST OF SALES                                         --              --              --
                                              ----------      ----------      ----------

GROSS PROFIT                                          --              --              --

OPERATING EXPENSES
Compensation  and payments to consultants        584,062         249,062         584,062
Professional fees                                580,136         385,852         580,136
Fund raising costs                               694,200         694,200         694,200
Depreciation and amortization                      6,000           3,000           6,000
Foreign currency loss                             11,036           6,805          11,036
Marketing                                          9,930           9,930           9,930
Travel                                           148,712          51,953         148,712
Other                                             18,670          18,217          18,670
                                              ----------      ----------      ----------

TOTAL OPERATING EXPENSES                       2,052,746       1,419,019       2,052,746
                                              ----------      ----------      ----------

LOSS FROM OPERATIONS                          (2,052,746)     (1,419,019)     (2,052,746)

OTHER INCOME (EXPENSE)
Interest expense                                (370,889)       (348,889)       (370,889)
                                              ----------      ----------      ----------

LOSS BEFORE INCOME TAX EXPENSE
                                              (2,423,635)     (1,767,908)     (2,423,635)
Provision for income taxes                            --              --              --
                                              ----------      ----------      ----------

NET LOSS                                      (2,423,635)     (1,767,908)     (2,423,635)
                                              ==========      ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
                                               8,362,519       8,362,519       8,362,519

LOSS PER SHARE BASIC AND DILUTED              $    (0.29)     $    (0.19)     $    (0.29)

                 See Notes to Consolidated Financial Statements

                         BSP ONELINK, INC AND SUBSIDIARY
                      (FORMERLY NATIONAL PIZZA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the period
                                                      Nine-month     from November 6,
                                                     period ended    2000 (inception)
                                                      September      to September
                                                      30, 2002        30, 2002
                                                          $              $
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             (2,423,635)     (2,423,635)

Adjustments to reconcile net loss to
net cash used in operating activities:

Depreciation and amortization                             6,000           6,000
Recognition of beneficial conversion feature            328,766         328,766
Issuance of warrants for services                       130,000         130,000
Issuance of shares for services                         138,000         138,000
Increase in VAT receivable                              (31,673)        (31,673)
Accounts payable and accrued expenses                 1,147,223       1,147,223
                                                     ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                  (705,319)       (705,319)
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Software development costs                             (680,000)       (680,000)
Purchase of fixed assets                                (40,971)        (40,971)
                                                     ----------      ----------

CASH USED BY INVESTING ACTIVITIES                      (720,971)       (720,971)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible notes           1,397,980       1,397,980
Issuance of shares of common stock - founder             30,600          30,600
                                                     ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             1,428,580       1,428,580
                                                     ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,290           2,290

(Continued)

                         BSP ONELINK, INC AND SUBSIDIARY
                      (FORMERLY NATIONAL PIZZA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                     For the period
                                                      Nine-month     from November 6,
                                                     period ended    2000 (inception)
                                                      September      to September
                                                      30, 2002        30, 2002
                                                          $              $
NET INCREASE IN CASH AND CASH EQUIVALENTS              2,290             2,290

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          --                --
                                                     -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             2,290             2,290
                                                     =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest                                                  --                --
Income taxes                                              --                --

NON-CASH TRANSACTION:
Consulting services by issuance of common stock      138,000           138,000

                 See Notes to Consolidated Financial Statements

                         BSP ONELINK, INC AND SUBSIDIARY
                      (FORMERLY NATIONAL PIZZA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        DECEMBER 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2002 (UNAUDITED)


1. CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------

The accompanying consolidated financial statements include the accounts of BSP Onelink, Inc (a development stage company) and its wholly owned subsidiary, FS2 Limited. All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and in the opinion of the management, include all adjustments (which included only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations and cashflows for the interim periods presented. The consolidated balance sheet data for December 31, 2001 are derived from the unaudited financial statements which should be read in connection with these financial statements.

The interim financial results as of the nine months ended September 30, 2002 are not necessarily indicative of the results that will be obtained for the year ending December 31, 2002.

2. ORGANIZATION AND NATURE OF OPERATION
---------------------------------------

BSP Onelink, Inc, formerly National Pizza Corporation (the "Company") was formed in Delaware on September 7, 2001. The Company was inactive and conducted no business since its inception.

On September 12, 2002, the Company closed an Acquisition Agreement by and among FS2 Limited, a company registered in England and Wales ("FS2"), all of the shareholders of FS2 and Nichols & Co., Inc (the "Agreement"). As a result, the Company acquired 100% of FS2 in exchange for 8,303,100 shares of the Company. The 8,303,100 common shares were issued as follows:

i. 7,911,600 common shares issued to the common shareholders of FS2, on a share exchange ratio of 300 BSP common shares per one common share of FS2, which immediately after closing equalled 55% of the shares of BSP's common stock outstanding;

ii.  391,500 common shares in BSP issued to creditors of FS2 as follows:

     a) 253,500 issued to holders of $253,500 convertible notes that were issued by FS2 in August 2002 and were immediately converted into BSP common shares upon completion of the reverse takeover transaction; and

     b) 138,000 common shares issued to general trade creditors of FS2 who were owed a total of $138,000.

As a result of these transactions, the former shareholders of FS2 effectively control the Company through their share ownership, and accordingly, the transaction is accounted for as a reverse acquisition in which BSP will survive as the combined company. Accordingly for accounting purposes, BSP is treated as the acquired company and FS2 is treated as the acquiring company and the historical financial statements of FS2 have become those of the combined company after the combination. At the date of the combination, BSP was an inactive company with no identifiable assets and, consequently for accounting purposes, the reverse takeover transaction has been considered a capital transaction rather than a business combination. The operations of the Company have been included with those of FS2 from the acquisition date.

On September 10, 2002 the Company changed its name to BSP Onelink, Inc.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

The financial statements of the Company have been prepared under accounting principles generally accepted in the United States of America and reflect the following significant policies:

Going Concern
-------------

These financial statements are prepared assuming that the Company will continue as a going concern.

The Company has incurred losses from operations of $2,423,635 and has net current liabilities of $2,492,396 as of September 30, 2002. The Company's net working capital deficiency may not allow it to meet its financial commitments as presently structured.

The Company requires further funding to ensure the continued development of its products and services. Although management is confident of raising further funds as a result of the reverse takeover, there can be no assurance that subsequent fund raising will be successful.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

Foreign Currency
----------------

The Company believes that the US dollar is the appropriate functional currency and reporting currency, as determined under SFAS 52, given the high level of costs and expected revenues incurred in that currency.

Revenue Recognition
-------------------

The Company currently has not generated any revenues.

Fixed assets
------------

Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Office equipment, fixtures and fittings     3-4 years.

Software development costs
--------------------------

In accordance with Statement of Position 98-1 ("SOP 98-1") external costs incurred in the application development of software to be used internally by the Company to link travel suppliers host reservation systems with the travel agency community and proprietary networks around the world are capitalized as incurred. The costs capitalized include the external technical consultancy time costs specific to this development. The Company will commence amortizing these costs when the software is operational and ready for use.

Impairment of long lived assets
-------------------------------

Whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable, the Company will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the period from inception to September 30, 2002, management believes that no such impairments exist.

Deferred tax
------------

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under the asset and liability method, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Convertible notes
-----------------

Convertible notes are recorded at their face value plus any interest accrued thereon. Any embedded contingent conversion features are measured at the date of issuance, and if determined to be beneficial, are only recognized when the underlying contingencies are resolved.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements yet to be adopted
-----------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires that upon adoption of SFAS 142, that companies reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria of SFAS 141.

Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 is not amortized. Upon adoption, all goodwill and indefinite lived intangible assets must be tested for impairment and a cumulative effect adjustment to net income recognized at that time. The Company does not believe there will be any effect on the financial statements on adoption of SFAS 142.

SFAS 143, "Accounting for Asset Retirement Obligations" was issued during 2001 and is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement is expected not to have a significant effect on the Company's financial statements.

Also in 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively, however the Company expects the adoption of this Statement will not have a significant effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". The principal change is that gains or losses from extinguishments of debt which are classified as extraordinary items by SFAS 4 will no longer be classified as such. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of SFAS 4 is encouraged. The Company plans to adopt SFAS 145 for its fiscal year ending December 31, 2003.

In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Disposal or Exit Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, this standard does not apply to costs associated with exit activities involving entities acquired under business combinations or disposal activities covered under SFAS 144. The Company does not anticipate that adoption of SFAS 146 will have a material impact on its results of operations or its financial position.

4. FIXED ASSETS
---------------
                                                                       Fixtures,
                                                                       Fittings
                                                                          and
                                                                       Computers
Cost                                                                        $
January 1,2002                                                                --
Additions                                                                 40,971
                                                                       ---------
September 30, 2002                                                        40,971
                                                                       =========
Accumulated depreciation
January 1, 2002                                                               --
Depreciation for the period                                                6,000
                                                                       ---------
September 30, 2002                                                         6,000
                                                                       =========
Net book value                                                            34,971
                                                                       =========

5. SOFTWARE DEVELOPMENT COSTS
-----------------------------
                                                                        Software
                                                                           $
Cost                                                                          --
Capitalization of external software development costs                  1,452,000
                                                                       ---------
September 30, 2002                                                     1,452,000
                                                                       =========

Accumulated Amortization
Amortization for the period                                                   --
                                                                       ---------
September 30, 2002                                                            --
                                                                       =========

Net Book Value                                                         1,452,000
                                                                       =========


6. TRADE AND OTHER PAYABLES
---------------------------
                                                     September 30,  December 31,
                                                         2002           2001
                                                          $              $

Trade accounts payable                                1,907,700               -
                                                      =========       =========

Of trade accounts payable as of September 30, 2002, $364,000 is deferrable and payment may be deferred up to and until December 31, 2002.

7. SHARE CAPITAL
----------------
                                                                           $
Common stock, $0.001 par value

Authorized 100,000,000; issued and outstanding 14,390,600
In the period ended September 30, 2002                                   14,391
                                                                         ======

On April 15, 2002, 18,000 founder shares in FS2 were allotted to consultants and consortium participants at par value for a consideration of $27,540. On July 17, 2002, a further 3,000 founder shares in FS2 were allotted a par value for a consideration of $4,590. On September 12, 2002, these were converted into 6,300,000 shares of common stock of the Company at a conversion rate of 300 shares of common stock in the Company for each founder share in FS2. These shares have restrictions attached to them specifically provisions for the buy back of the shares in the event of the termination or non-renewal of the respective contracts. The buy back provisions typically extend over 24 to 36 months and the shares will be bought back at par.

Warrants to purchase 450,000 shares of the Company's common stock at $1.00 were granted on September 13, 2002, to Cornerstone Alliance, LLC, a company in which F W Guerin is Manager, in accordance with a Consulting Agreement. Mr Guerin in chairman and chief executive officer of the Company. The directors have determined that, at the date of issue, these warrants had a nil fair value. On that date, warrants to purchase 50,000 shares of the Company's common stock at $1.00 were granted to Mark Keane to reward the efforts of Addlestone Keane as legal counsel in materially bringing the acquisition of FS2 by the Company to a successful conclusion. Warrants to purchase 330,000 shares of the Company's common stock at $1.00 were granted on September 13, 2002, to unrelated parties in recognition of services and benefits received by the Company during the period leading up to the acquisition of FS2. The directors have determined that the fair value of these warrants is $130,000 and this has been included within professional fees in the statement of operations and has been recognized within additional-paid-in-capital.

Under agreements with a noteholder, there is, in addition to the conversion rights, an option, exercisable through January 2, 2003, to purchase up to 270,000 shares of common stock of the company at a price of $1.50 per share. These rights have not yet been exercised. These warrants have been assessed as having a nil fair value.

Under an agreement with Nichols & Company, LLC (the "Consultant"), a company in which W E Nichols is Manager, 500,000 shares are to be issued. Mr Nichols is a director of the Company. These shares have restrictions attached to them. The shares cannot be disposed of before December 31, 2003 and there is a provision for the buy back of the shares in the event that the Consultant's shareholding is greater than 5% of the issued share capital of the Company as at December 31, 2003. The Consultant already holds 1,000,000 shares of common stock in the Company, hence, the buy back provision will apply if the Company's issued share capital is less than 30,000,000 shares as at December 31, 2003.

8. LOSS PER SHARE
-----------------

The calculation of diluted loss per share is based on the following number of shares:

                                        Nine month        Three month      Inception to
                                       period ended       period ended     September 30,
                                       September 30,      September 30,        2002
                                          2002               2002
                                      Number of shares   Number of shares  Number of shares
Weighted average number of shares:
For basic and diluted loss per share       8,362,519         8,362,519         8,362,519
                                          ==========        ==========        ==========

9. INTEREST EXPENSE
-------------------

                                                  Nine month     Three month    Inception to
                                                 period ended    period ended   September 30,
                                                  September 30,  September 30,     2002
                                                      2002           2002
                                                       $              $              $
Interest expense on loan notes                       42,123         20,123         42,123
Recognition of beneficial conversion feature        328,766        328,766        328,766
                                                    -------        -------        -------
                                                    370,889        348,889        370,889
                                                    =======        =======        =======


$514,250 of convertible notes in FS2 ("Notes") were converted into shares of common stock of FS2 at a conversion rate of $100.03 per share of FS2. The $100.03 conversion rate was in excess of the estimated fair value of one FS2 common share at the commitment date, and is consequently not technically considered beneficial under Emerging Issues Task Force 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"). However, the conversion rate of those shares on the reverse takeover by FS2 of the Company allowed for the ultimate conversion of the Notes into shares of the Company at a 40% discount to its estimated fair value. Consequently, in accordance with the requirements of EITF 98-5, this conversion feature is considered, in substance, to be beneficial, and consequently, $328,766 of the loan proceeds, equal to the conversion feature's intrinsic value, has been recognized as a separate component of additional-paid-in-capital.

10. INCOME TAXES
----------------

                                                 Local tax      Tax benefit
                                       $           Rates             $
Net operating losses               2,423,635         25%          605,909
Investment tax credits             1,452,000         25%          363,000
                                   ---------                    ---------
                                   3,875,635                      968,909
                                   =========
Valuation allowance                                              (968,909)
                                                                ---------
Deferred income tax assets                                             --
                                                                =========


Although net operating losses and investment tax credits can be carried forward indefinitely to utilize against future taxable income, as at September 30, 2002, the Company has made full valuation allowance against deferred tax assets arising on tax losses and temporary differences as it is deemed more likely than not that a tax benefit will not be realized.

11. CONVERTIBLE NOTES
---------------------

In the period to September 30, 2002, FS2 issued $1,397,980 of Notes. Of these Notes, $514,250 of principal plus accrued interest was converted into 5,372 shares of common stock of FS2 on July 31, 2002, and was subsequently converted into 1,611,600 shares of common stock of the Company on September 12, 2002, on completion of the reverse merger at a rate of 300 shares of the Company for each share of FS2.

Of the Notes outstanding at September 30, 2002, $217,000 of principal was issued on May 28, 2002, and bears interest at 10% and is convertible, at the noteholders' option, into shares of common stock of the Company at a rate of one share of each $0.537 of indebtedness. The conversion rate approximates the estimated fair value of one share of common stock of the Company at the commitment date and, consequently, is not considered to be beneficial.

A further $72,500 of principal of the Notes outstanding at September 30, 2002, was issued on June 28, 2002, bears interest at 10% and is convertible, at the noteholders' option, into shares of common stock of the Company at a rate of one share for each $1.00 of indebtedness. The conversion rate approximates the estimated fair value of one share of common stock of the Company at the commitment date and consequently, is not considered to be beneficial.

A further $290,000 of principal of the Notes outstanding at September 30, 2002, was issued on July 12, 2002, bears interest at 10% and is convertible, at the noteholders' option, into shares of common stock of the Company at a rate of one share for each $1.50 of indebtedness. The conversion rate approximates the estimated fair value of one share of common stock of the Company at the commitment date and, consequently, is not considered to be beneficial. The right to convert expires on January 2, 2003. In addition to the conversion right, under the agreements, there is an option, exercisable through January 2, 2003, to purchase up to 270,000 shares of common stock of the Company at a price of $1.50 per share. These rights have not yet been exercised. The directors have determined that the fair value of the options is nil and, consequently, none of the proceeds of the Notes issued are allocated to equity.

12. COMMITMENTS AND CONTINGENCIES
---------------------------------

The Company is committed to paying license fees for software used by the business. The licenses expire in five and 10 years respectively. As at September 30, 2002, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licenses will be determined when the Company begins to generate revenues.

13. FAIR MARKET VALUE DISCLOSURES
---------------------------------

SFAS 107, "Disclosure about Fair Market Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Such fair values must often be determined by using one or more methods that indicate value based on estimates of quantifiable characteristics as of a particular date. Values were estimated as follows:

          - Cash and cash equivalents, short-term receivables, accounts payable and other current payables: the carrying amount approximates fair value because of the short maturity of these instruments.

          - Debt: fair values of debts approximate carrying value at September 30, 2002


14. RELATED PARTY TRANSACTIONS
------------------------------

The following related party transactions took place during the period:

Transaction                             Amount            Related Party
-----------                             ------            -------------

Issue of Notes                         $100,000     G Pearce - director of FS2
                                       $ 25,000     R Emsley - director of FS2
                                       $ 25,000     D Bolton - director of the Company and of FS2

                                                    These were subsequently converted into
                                                    shares of common stock of FS2 Limited on
                                                    July 31, 2002 at a rate of $100.03 per
                                                    share and those shares were subsequently
                                                    converted into shares of common stock of
                                                    the Company on September 12, 2002 at a rate
                                                    of 300 shares of the Company for each share
                                                    of FS2 Limited.

Founder Shares                         $27,540      Consultants and software suppliers acquired
                                                    founder shares of FS2 Limited at the par
                                                    value of (pound)1.

Agreement with IATA                                 FS2 has an Operating Agreement with the
                                                    International Air Transport Association
                                                    ("IATA"), an organization in which Mr
                                                    Pearce is an employee. Under the agreement,
                                                    FS2 has a license to use IATA's
                                                    intellectual property in its integrated
                                                    distribution and automated financial
                                                    settlement service in return for fees and
                                                    licenses. Under the agreement, IATA
                                                    provides access to its Industry Settlement
                                                    Systems, including Billing and Settlement
                                                    Plans, provides office space and support
                                                    for the management and operation of FS2,
                                                    and licenses FS2 to use the IATA brand and
                                                    logo in marketing. IATA will receive
                                                    transaction fees for the services it

                                                    provides and licenses for the use of the
                                                    IATA brand and logo and in recognition of
                                                    the value of its investment in software and
                                                    other facilities. License fees are payable
                                                    based upon a percentage of FS2's revenues
                                                    but capped such that the percentage payable
                                                    reduces as the level of revenues increases.
                                                    The agreement expires in 10 years.

Consulting and Services Agreements                  Certain of the founders of FS2 entered into
                                                    12 month consulting agreements, terminating
                                                    in March 2003, while others have entered
                                                    into five year agreements for the provision
                                                    of software services. The license fees
                                                    payable under the software services
                                                    agreements are between 6% and 20% of
                                                    specified revenue streams received by FS2
                                                    but are capped such that the percentage
                                                    payable decreases as the level of revenues
                                                    increases. As at September 30, 2002, it is not
                                                    possible to assess the amount payable over
                                                    the remaining period of these agreements as
                                                    the amounts paid under the agreements will
                                                    be determined when FS2 begins to generate
                                                    revenues.


See also the events described in Note 7.

15. SUBSEQUENT EVENTS
---------------------

(i) Mr W. Edward Nichols was appointed as a director of the Company on October 15, 2002.

(ii) During November, $289,500 of Notes, plus accrued interest to the date of conversion, have been converted into 491,686 shares of common stock of the Company.

(iii) During November, $550,000 of trade accounts payable to Nichols & Co, LLC, a company in which Mr. W. Edward Nichols is Manager, was converted into 550,000 shares of common stock of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding the financial statements of BSP Onelink, Inc. (the "Company") should be read in conjunction with the financial statements (including the notes to the Consolidated Financial Statements) of the Company included herewith.

Overview
--------

On September 12, 2002, the Company, a Delaware corporation formerly known as National Pizza Corporation, closed an Acquisition Agreement by and among FS2 Limited, a company registered in England and Wales No. 4102584 ("FS2"), all of the shareholders of FS2 and Nichols & Co., Inc. (the "Agreement"). As a result, FS2 became a wholly-owned subsidiary of the Company, and the FS2 shareholders received 7,911,600 shares or 55% of the Company after giving effect to the conversion of FS2 debt described below. In addition, upon closing, certain notes of FS2 automatically converted into 391,500 shares of the Company's common stock, cancelling $391,500 of debt. Prior to the closing of the Agreement, the Company had not commenced active business operations. All references to the Company below refer solely to FS2 which is its only subsidiary.

For accounting purposes, the transaction has been treated as a reverse merger with the Company treated as the acquired company and with FS2 as the acquirer, and the reverse takeover transaction is considered a capital transaction rather than a business combination. The operations of the Company have been included with those of FS2 from the acquisition date.

Results of Operations
---------------------

The Company is a development stage company preparing to launch an integrated distribution and automated financial settlement service for the travel and tourism industry (the "BSP Onelink"). The Company expects to begin implementing its service on a limited basis by late 2002. Our initial service will target selected travel agents in Ireland who will use the BSP Onelink for their clients. Beginning in November 2002 through March 2003, the Company expects to test the BSP Onelink with car rental, accommodation and rail products with selected suppliers and agents. In this period, we intend to recruit further car rental, accommodation and rail suppliers onto the system to provide wider content for the service. Beginning in April 2003, we expect to expand our service more fully throughout Ireland and the United Kingdom. Later in 2003, we intend to begin serving travel agents and other customers throughout Europe. The Company also expects to have completed the testing of the technical infrastructure at each of the eight data hubs across the world to ensure that the BSP Onelink can be rolled out to all countries covered by the International Air Transport Association by the end of 2004.

The Company has yet to generate revenues and does not expect to generate any material revenues before April 2003. Since FS2's inception through September 30, 2002, its expenses were $2,423,635, with a further $1,452,000 incurred to develop its proprietary software.

In the quarter ended September 30, 2002 the Company incurred significant additional fund raising and professional fees, totalling in excess of $900,000 as a result of the reverse merger consummated on September 12, 2002, including $130,000 for the cost of warrants issued to the Company's professional advisers. These costs are non recurring and $138,000 of this sum was converted into shares of common stock of the Company on September 12, 2002, with a further $550,000 converted into shares in November, 2002. The principal other expenses relate to consultants engaged in the sales development and management of the business.

Liquidity and Capital Resources
-------------------------------

The Company requires additional funding to support the development, testing and roll out of the BSP Onelink and provide working capital. It currently has $2,290 as of September 30, 2002, and the continuation of the project has relied on the ongoing support of the suppliers and consultants pending further funding expected once the Company's shares are trading. The Company is actively seeking both institutional and private equity financing of $10,000,000 which is expected to result in future dilution. Based upon its assessment of the market for the

BSP Onelink and anticipated revenues and expenses, the Company is expected to continue to incur losses and consume funds until it achieves a breakeven position which is expected to be towards the end of 2003. In the event the Company is unable to raise the additional funding, it could be forced to curtail or even cease operations altogether. There is no assurance that the Company will be successful in raising this additional capital.

The Company has no material long-term commitments to acquire capital assets.

Forward-Looking Statements
--------------------------

The statements in this Report relating to our expectations about our launching, testing and roll out of the BSP Onelink, when we will breakeven, the amount of our needed capital, the nature of the securities we will issue and our success in raising are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include unanticipated software development problems and future market and economic conditions.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the rules thereunder, our chief executive officer and chief financial officer reviewed our disclosure controls and procedures. This review was completed within the time required by law, and these executive officers reported the results to our audit committee. Based upon this review, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective and are sufficient to meet the requirements for this report.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

During the nine months ended September 30, 2002, we issued shares of our common stock to the following individuals and corporations which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

                                                                   Number of
Date                             Name                                Shares            Consideration
----                             ----                                ------            -------------
September 12, 2002         Addlestone Keane Solicitors               75,000         Conversion of a Note
September 12, 2002         Brian Addlestone                          11,625         Conversion of a Note
September 12, 2002         Debbie Addlestone                         11,625         Conversion of a Note
September 12, 2002         Kristin Anderson                          25,000         Conversion of a Note
September 12, 2002         Jeff Arcel                               150,000         Exchange of Shares
September 12, 2002         Caroline and Hilary Barker               156,000         Exchange of Shares
September 12, 2002         Keith and Mary Barker                    156,000         Exchange of Shares
September 12, 2002         Anna-Maija Helena Bolton                  31,500         Exchange of Shares
September 12, 2002         David Bolton                             797,100         Exchange of Shares
September 12, 2002         John Cook                                 75,000         Exchange of Shares
September 12, 2002         Cornerstone Alliance, LLC                600,000         Exchange of Shares
September 12, 2002         Peter Crouch                             488,500         Exchange of Shares and
                                                                                    Conversion of a Note
September 12, 2002         Jeffrey B. Detwiler                       30,000         Conversion of a Note
September 12, 2002         Emsley Management Limited                 78,600         Exchange of Shares
September 12, 2002         Paul Flannery                             50,000         Conversion of a Note
September 12, 2002         Gregory Fremstad                           6,000         Conversion of a Note
September 12, 2002         Alan Futter                               75,000         Exchange of Shares
September 12, 2002         Mark Keane                                40,000         Exchange of Shares
September 12, 2002         Stephanie Keane                           40,000         Exchange of Shares
September 12, 2002         Joseph Keane                              37,550         Exchange of Shares
September 12, 2002         Catherine Keane                           37,550         Conversion of a Note
September 12, 2002         Keith Barker and Loddon Investments Ltd  156,000         Exchange of Shares
September 12, 2002         Sandra Clare Kidwell                      15,000         Exchange of Shares
September 12, 2002         Karsten H. Klehs                          10,000         Conversion of a Note
September 12, 2002         Diane Krause and Gerrett Snedaker          2,000         Conversion of a Note
September 12, 2002         Fay Lejeune                              300,000         Exchange of Shares
September 12, 2002         Lodden Investments                        25,000         Conversion of a Note


September 12, 2002         Nigel Andrew Makeham                      13,200         Exchange of Shares
September 12, 2002         Sharon L. Miller                          63,000         Exchange of Shares
September 12, 2002         Microtech Limited                        300,000         Exchange of Shares
September 12, 2002         Geoffrey W. Mullett                      900,000         Exchange of Shares
September 12, 2002         Graeme Pearce                            315,000         Exchange of Shares
September 12, 2002         Pearson Computer Systems Pty as           78,900         Exchange of Shares
                           Trustee for the Pearson Computer
                           Systems Pty Limited Staff
                           Superannuation Fund
September 12, 2002         Michael S. Pickford                       15,600         Exchange of Shares
September 12, 2002         Red Sky Holdings, LLC                    600,000         Exchange of Shares
September 12, 2002         Peter R. Short                         1,200,000         Exchange of Shares
September 12, 2002         Dennis Sinacola                          150,000         Exchange of Shares
September 12, 2002         Paul Spry                                 15,600         Exchange of Shares
September 12, 2002         Gary Stimson                              38,750         Conversion of a Note
September 12, 2002         Maria Taylor                               7,750         Conversion of a Note
September 12, 2002         Michael Taylor                             7,750         Conversion of a Note
September 12, 2002         The Trustees for the time being of        78,900         Exchange of Shares
                           The Automotive Rental Pension Fund
September 12, 2002         Thermeon Corporation                     378,600         Exchange of Shares
September 12, 2002         Thomas W. Kemp Jr. Profit Sharing Plan    40,000         Conversion of a Note
September 12, 2002         Videcom International Limited            300,000         Exchange of Shares
September 12, 2002         Kerry Wilce                              300,000         Exchange of Shares
September 12, 2002         WSCO, LLC                                 20,000         Conversion of a Note

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 2                  Acquisition  Agreement  by and among FS2,  Shareholders  of FS2  Limited and
                                    Nichols & Co, LLC *

         Exhibit 99.1               Certification  pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to
                                    Section  906 of the  Sarbanes-Oxley  Act of  2002,  by the  Chief  Executive
                                    Officer

         Exhibit 99.2               Certification  pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to
                                    Section  906 of the  Sarbanes-Oxley  Act of  2002,  by the  Chief  Financial
                                    Officer

     *Contained in Form 8-K filed on September 27, 2002

(b) Reports on Form 8-K

         One report on Form 8-K was filed during the quarter ended September 30, 2002. The report was filed on September 27, 2002 to report the acquisition of FS2 Limited.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 26, 2002 by the undersigned, thereunto duly authorized.


                                                 BSP ONELINK, INC


                                                 /s/F.W. Guerin
                                                 -------------------------
                                                 F. W. Guerin
                                                 Chief Executive Officer

                                                 /s/David Bolton
                                                 ---------------------------
                                                 David Bolton
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  CERTIFICATION



I, F. W. Guerin, certify that:

1)       I have reviewed this report on Form 10-QSB of BSP Onelink, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 26, 2002

         /s/ F.W. Guerin
         ------------------------
         F. W. Guerin
         Chief Executive Officer

                                  CERTIFICATION



I, David Bolton, certify that:

1)       I have reviewed this report on Form 10-QSB of BSP Onelink, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 26, 2002

         /s/ David Bolton
         ----------------------
         David Bolton
         Chief Financial Officer