Form 10KSB
period 2002-12-31
BSP ONELINK INC
filed 2003-04-15
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended December 31, 2002

[] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to ______________


                           Commission File No. 0-50044
                                               -------

                                BSP ONELINK, INC
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                    DELAWARE
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   43-1941213
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


                                One Market Plaza
                             Spear Tower, 36th Floor
                             San Francisco, CA 94105
                                 (415) 293-8277
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)


Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common stock, par value $0.001

Check  whether  the  issuer  (1) filed all report  required  to be filed  within
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                               [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the common stock held by non-affiliates of the issuer as of March 31, 2003 was $34,085,209.

The number of registrant's shares of common stock outstanding as of March 31, 2003 was 17,545,489.

Transitional Small Business Disclosure Format (check one):   [ ] Yes    [X] No

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement expected to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's annual meeting of shareholders are incorporated by reference into portions of Part III of this Form 10-KSB.

                                TABLE OF CONTENTS



Part I

Item 1.     Description of Business.
Item 2.     Description of Properties.
Item 3.     Legal Proceedings.
Item 4.     Submission of Matters to a Vote of Security Holders.

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.
Item 6.     Management's Discussion and Analysis or Plan of Operation.
Item 7.     Financial Statements.
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Part III

Item 9.     Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.
Item 10.    Executive Compensation.
Item 11.    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.
Item 12.    Certain Relationships and Related Transactions.


Item 13.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.
Item 14.    Controls and Procedures.

Signatures

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

BSP ONElink, Inc. ("we") was organized in Delaware on September 7, 2001 under the name National Pizza Corporation. We did not conduct any business as National Pizza Corporation. On September 10, 2002 we changed our name to BSP ONElink, Inc.

On September 12, 2002, we closed an Acquisition Agreement by and among FS2 Limited, a company registered in England and Wales ("FS2"), all of the shareholders of FS2 and Nichols & Co., Inc. As a result, we acquired 100% of FS2, and FS2 is a wholly-owned subsidiary of BSP ONElink, Inc.. The transaction has been accounted for as a reverse takeover. Unless the context requires otherwise, all references to we or us include BSP ONElink, Inc. and FS2 Limited.

During 2002, we were developing our distribution and settlement service for the international travel and tourism industry. In November 2002, we launched the service at the World Travel Market and in the same month conducted a successful test pilot of our system in Ireland. We plan to launch the product operationally and to begin implementing our service on a limited basis during the latter part of 2003.

Our corporate headquarters office is located in San Francisco, California, and our operations are located in the United Kingdom. Our web site is located at www.bsponelink.com.

Description of our Business

We are developing BSP ONElink, an on-line global distribution system for an international range of travel and tourism products. Our system is being designed to use the unique benefit of integrated financial settlement through the International Air Transport Association's Billing and Settlement Plan (BSP) and its new web-based service--BSPlink. BSP ONElink, Inc, is a separate and independent enterprise from the International Air Transport Association (IATA), and integration of the BSP ONElink system with IATA's BSP and BSPlink is subject to a contractual license.

Our service is scheduled to be launched in 2003. Our service is intended to offer travel agents an extended range of bookable and commissionable products and services coupled with the expectation that payments to suppliers will be handled easily and with no extra effort. Our goal is to provide for the first time to the travel and tourism industry the same integrated distribution and settlement service that the airlines enjoy today. For travel suppliers BSP ONElink is expected to open up a new channel of distribution by providing access to over 55,000 International Air Transport Association (IATA) accredited agencies with the ability to be paid electronically in the country and currency of choice through IATA's financial settlement systems.

The Opportunity

The world's airlines today have a successful and cost effective global financial settlement system known as the Billing and Settlement Plan (BSP), which is operated by IATA. BSP operates in 146 countries, not including the United States, for airline travel transactions only. Previously, no such system or service has been available for the suppliers of non-air travel services such as car rental, rail operators, hotels, cruise lines, ferries, travel insurance, events, and ground and tour operators. Our purpose is to provide travel agents and travel suppliers of these products and services with the benefits from the same kind of settlement services currently available to the airline industry.

There are many systems that provide travel distribution and inventory management on behalf of travel suppliers selling with and through travel agents. Some travel systems are capable of issuing tickets and vouchers. A few services provide funds collection and settlement between travel suppliers and agents or pay travel agents commissions on behalf of travel vendors. However, there are very few services that can provide travel vendors and agents a system that integrates both distribution and settlement in one seamless service, and none on a global scale.

Market Analysis

Industry estimates put the value of the global travel and tourism market at over $4.0 trillion in 2003. Even taking into account recent events, the long-term growth rate is still estimated to be over 4% per annum. The U.S. tops the list of top international tourism spending countries with a market share of 12.7%, with the rest of the world representing the remaining 87.3%. Of the top 15 international tourism spending countries in 2001, nine are in Europe with Germany and the UK ranked two and three behind the U.S. (source: World Tourism Organisation).

Currently there are over 55,000 IATA accredited travel agencies connected to the IATA BSP systems operating in 146 countries. These agencies use the IATA systems on a daily basis and it is expected will now have access to BSP ONElink. Our plan is to offer our service to these IATA agencies as well as to an estimated additional 45,000 non-U.S. based travel agencies that currently do not hold an IATA appointment.

In 2001 IATA invested heavily in developing a user-friendly web-based front end for the BSP called BSPlink to provide an e-commerce interface between travel agents and airlines. Travel agents are therefore expected to be accessing BSPlink everyday to conduct their airline business. The service was launched in March 2001 and BSPlink is expected to be deployed in all 68 IATA operations by the end of second quarter 2003. BSP ONElink is expected to be offered free to IATA agents as an extension of BSPlink.

Background

The International Air Transport Association has for many years provided a globally recognized fulfilment service--the Billing and Settlement Plan
(BSP)--to its core airline members and accredited travel agents in the travel industry (excluding the U.S.). IATA and its member airlines have invested over $100 million in building the systems services and infrastructure for this global system that has been used exclusively to settle airline ticket sales worldwide.

In 2002, IATA was operating the BSP out of 68 offices around the world providing its airline focused financial settlement services in 146 countries. In 2001 the IATA BSP processed 300 million transactions on behalf of 400 airline and other travel industry suppliers, providing a settlement service for over 55,000 IATA accredited travel agencies. Gross sales processed through the BSP in 2001 amounted to $125 billion. Projections for 2002 indicated a small growth in transaction volumes over 2001. These IATA systems use an integrated network through contracted suppliers that provides:

     o    Global ticket purchasing

     o    Supply chain management

     o    Data processing

     o    Banking and treasury management.

IATA has for the past four years also invested heavily in a major transformation project to re-engineer the IATA Settlement Systems, with the major focus on its BSP. An objective of the overall re-engineering and transformation strategy is the diversification of its settlement systems business, thereby realizing a significant opportunity to develop non-core (airline) distribution and fulfilment services.

Early in 2001 the first phase of a new web-based BSP was launched. BSPlink is an innovative, internet-based system to facilitate interaction and exchange of information between all participants in the Billing and Settlement Plan (BSP). This electronic system is one of the key elements of the overall BSP process re-engineering program that is expected to progressively eliminate costly paper-based processes. By the end of 2003 it is expected to be deployed worldwide in all travel agent, airline, and BSP offices. In short, each and every one of the 55,000 IATA agencies could be accessing and using BSPlink over the Internet to transact their airline sales and settlement. This is the access channel for BSP ONElink.

A study was commissioned by IATA to validate and size the opportunity of enhancing the new BSPlink to provide connectivity and additional functionality to the travel and tourism industry beyond the airline sector and into all other segments of travel and tourism. Preliminary results showed that there was considerable potential for offering the travel and tourism industry a full "surf, look, book" service directly connected to an industry fulfillment service. In 2001, IATA commissioned further research and the development of a full business case, which concluded that a new service, BSP ONElink, built on the backbone of BSPlink, could be launched during a 12-month time frame and become profitable within 24 months.

The BSP ONElink Business

Our BSP ONElink solution is being developed to provide non-airline travel suppliers with a connection to travel agents worldwide via the BSP ONElink connection to their host reservation systems and to travel agents via the Internet, and proprietary networks around the world. We expect to use the IATA transaction processing and financial systems to compute and effect payments to non-airline suppliers and travel agents in local currencies in as many as 146 countries.

Our revenue is expected to be generated as a fee from travel agencies from the transaction of sales and payment for non-airline travel products across the network. Recruitment of travel suppliers is expected to be achieved by our sales and marketing organization, and through operative arrangements with local travel and tourism organizations. IATA's field sales and customer service organization is expected to assist our sales and marketing organization in the recruitment of local travel agency members.

With connections to key travel industry reservation systems and proprietary distribution networks, we expect to "link" non-airline travel suppliers large and small to the established IATA BSP system that today serves the airline and associate company members around the world with financial settlement, fulfillment and management information. With connections to travel agents through IATA's online Internet based BSPlink financial service, we expect to also deliver to these non-airline travel suppliers a channel of distribution previously out of reach except by phone, fax, and mail. For the large non-airline travel suppliers who already sell through the existing Global Distribution Systems, such as Sabre, Galileo, Amadeus and Worldspan, we expect to facilitate improved customer service, and cost savings through access to a global financial payment service.

With BSP ONElink, the current IATA accredited travel agencies connected to BSP worldwide are expected to be able to receive commission payments from sales of non-airline travel products via a proven industry commission payment process in their local currency. These products and services are planned to be booked through their current web-enabled Global Distribution System (GDS) terminals or via PCs, the Internet, and a web browser. The service is expected to also be offered to an estimated 45,000 significant leisure based travel agencies worldwide that are not IATA certified agencies. These agencies are outside the U.S., and would only be connected to BSP ONElink via the Internet and proprietary network links.

We plan to increase the number and quality of online bookings by the travel agent community by providing access to a proven industry commission payment process. In addition, we expect that non-GDS travel agents, using the BSP ONElink connections to their proprietary and Internet-enabled systems, will be able to electronically book leisure travel products and receive commission from a proven industry commission payment process for the first time.

The Benefits to the Industry

We believe the benefits to travel suppliers and travel agents from use of our service will be substantial. Travel suppliers should achieve the benefits of:

     o Greater customer satisfaction through improved quality of transaction handling

     o Increased sales through a value added connection to travel agents worldwide

     o    New methods to sell existing products

     o    Reduced costs of completed bookings

     o    Improved cash flow through electronic payment

     o    Reduced costs of receiving payment in local currency.

Travel agents should achieve the benefits of:

     o    Access to a supply of higher margin travel products

     o    Improved profits through commission payments in local currency

     o    Reduced administration and back office costs

     o    Increased supply and type of travel product to sell

     o    Improved cash flow through electronic payment

     o    Greater  staff   productivity  and  lower  transaction  costs  through
          electronic booking.

Competition

In  certain  market  segments  and   geographical   areas  there  are  competing
operations, typically providing only distribution or settlement services. However, no company currently offers these services on a global basis. We believe that the entry cost for another venture to come into the market and compete globally would be high without access to IATA's established global systems and banking infrastructure. Nonetheless, due to an absence of an operating history, we could be considered to be at a competitive disadvantage.

Vision

To be the leading global e-commerce travel and tourism distribution and settlement services provider for non-airline travel services and products.

Mission

To provide the travel and tourism industry with a new channel of distribution that offers an end-to-end service from product display and inventory to financial settlement and fulfillment for non-airline travel vendors and travel agents.

Strategic Overview

Our business strategy is focused on driving early market advantage into a long term, sustainable market share by leveraging technology and network partners to accelerate access to suppliers and travel agents. The focus is expected to be on a product offering that integrates the requirements of travel product distribution with those of financial settlement. There are many companies today that provide travel industry distribution and inventory management. There are companies that separately provide the various components of financial settlement between the travel vendor and travel agents. However, there are very few operations that offer both distribution and settlement as one integrated service and none today that can lay claim to providing this on a global basis.

The development and implementation strategy focuses on three key elements:

     o Bringing together a group of already successful enterprises that provide systems and services to the travel and tourism industry

     o Integrating existing systems and services that are operating to form a complete end to end distribution and settlement service

     o    Utilizing proven e-commerce technology



Development Plan

We expect to begin implementing our service on a limited basis during quarter three of 2003, although that is dependent on funding being available to complete the enhancements to the pilot system tested in late 2002. Our software development suppliers are designing interfaces and links to various systems so that the integrated distribution and settlement service of BSP ONElink can be offered.

Each of our suppliers is addressing specific areas of the development work. Webb & Flo is developing the portal that provides a link between the travel agent and BSP ONElink as well as to suppliers to upload descriptions of their products and services into the Travel Directory. This also includes a search engine. Within the portal, there are links to the BSP ONElink hub, being developed by another supplier, Videcom International. The hub provides the interface to the portal and then to the various IATA systems that are required to collect funds from agents as well as to pay suppliers. The hub development also contains various management and control software that we need to operate our business. Videcom is also developing the vendor links which interface BSP ONElink with the travel suppliers systems, and also to Videcom's proprietary software for rail travel. Our third software development partner, Thermeon Corporation, is developing the software for CARlink for the interfaces between the car rental reservation system and BSP ONElink.

Once the development work is complete, our initial service is expected to target selected travel agents in Ireland and the United Kingdom who will use BSP ONElink for their clients. Following further testing of BSP ONElink the operational launch is expected to commence with car rental, followed by rail and accommodation products. In the interim, we intend to recruit further car rental, accommodation and rail suppliers onto the system to provide wider content for the service. Later in 2003, we intend to begin serving travel agents and other customers throughout Europe. We also expect to have substantially completed the testing of the technical infrastructure at each of the eight major data processing suppliers across the world to ensure that BSP ONElink can be rolled out to all countries covered by the International Air Transport Association through 2004 and 2005.

Operating Agreement with IATA

Our travel and tourism distribution and settlement services will be provided pursuant to our operating agreement with IATA. IATA is the trade association of the world's airlines. Included in the services that IATA provides is the facilitation of transactions between various entities in the air transport, travel and tourism industry. IATA has agreed to collaborate with us to provide the settlement systems necessary for us to develop and market booking and settlement services in the travel and tourism industry and to license the IATA brand and logo in marketing our services.

Under our agreement, IATA will provide access to its industry settlement system, including billing and settlement plans, and assist with marketing of our services by actively endorsing and promoting the service within IATA and by actively recommending our service to travel agencies. We have agreed to use exclusively the IATA settlement system for the settlement component of our services. IATA will receive transaction fees for the services it provides to us and license fees for the use of the IATA brand and logo and in recognition of the value of the IATA investment in software and other facilities. License fees are payable based upon a percentage of our revenues.

Under our agreement, we are obligated to perform our services in a skillful manner, including using suitable suppliers, personnel, facilities and equipment.

IATA has the right to designate a representative to serve on our operating subsidiary's board of directors. IATA has designated Graeme Pearce to serve on the board, and Mr. Pearce has been elected to the board. Mr. Pearce is the Director, Operations-Industry Distribution & Financial Services, of IATA. If IATA's nominee is removed from office, IATA may terminate the operating agreement. IATA may also terminate the agreement if we are unable to obtain financing of a minimum of $7 million. At December 31, 2002 we had achieved over $3.5 million in financing. Due to the difficult climate for fundraising, IATA has agreed to extend the period of time for us to obtain the minimum financing and to review our progress on June 14, 2003. The term of the agreement is ten years, but may be extended by us for an additional ten years if we complied with our obligations under the agreement. The agreement may be earlier terminated by either of us if the other has committed a material breach.

Under the current agreement with IATA, IATA has the right to receive an option to acquire 35% of our initial authorized capital at a nominal price. IATA and we have orally agreed to remove this provision, and to increase IATA's fees. We have been informed by IATA that formal approval by IATA of an amendment to our agreement regarding this change will be forthcoming in the near future.

Employees

We have no employees. All personnel have been contracted to us under consultancy agreements, including the directors and executive officers.

Risk Factors

You should consider carefully the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our proposed business will also be subject to the risks that affect many other companies, such as technological obsolescence, general economic conditions, geopolitical changes and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

We are a development stage company with limited operating history with which new investors can evaluate our business
--------------------------------------------------------------------------------

Our operations have consisted of formulating our business plan, developing our product offering, and entering into an agreement with IATA. Our limited operating history makes predicting our future operating results difficult. We have had expressions of interest from travel suppliers to use BSP ONElink, but we have not signed operating contracts with any of them. Although we have tested our system, we have not provided integrated distribution and automated financial settlement services for the travel and tourism industry. Companies without material revenues are subject to a substantially greater number of risks than companies that have demonstrated an ability to market their products or services and generate material sales from these products or services. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets. These risks include our ability to:

     o    Acquire and retain travel suppliers;

     o    Interest travel agents in our services;

     o    Add new content;

     o    Extend existing and develop new strategic partner relationships;

     o    Access additional capital when required;

     o    Attract and retain key personnel.

Our business strategy may not be successful and we may not successfully address these and other risks and uncertainties related to our limited operating history.

We need additional  immediate,  substantial  financing to implement our business plan
--------------------------------------------------------------------------------

We will need to raise promptly additional capital to implement our business plan. Our plan to achieve revenues and profits is based on our agreement and relationship with IATA. Our agreement with IATA is conditioned upon our obtaining a minimum of $7 million in financing. The deadline is currently June 14, 2003. If we do not obtain the financing by that date and IATA does not extend the deadline, then IATA could regard us as being in breach of the agreement. We have engaged an investment banking firm to assist us in this endeavour. However, no assurance can be given that our fundraising efforts will be successful. If we are unable to obtaining additional financing, we will likely not be able to continue in business and investors may lose their investment.

Our  product  may fail to deliver  the  benefits  that we  believe  will make it special
--------------------------------------------------------------------------------

We believe the special benefit of BSP ONElink is its integrated financial settlement using IATA's Billing and Settlement Plan (BSP) and its new web-based service--BSPlink. However, there are many other channels for travel suppliers and travel agents to use. We may find our product has a lack of substantial market acceptance. The proposed marketing of our product has inherent risks as it is a new and untried product. Although IATA has agreed to provide marketing and operating assistance, we have not defined the scope of that assistance. . We cannot accurately predict the acceptance of the product or the time frame in which any sales will be made. We have surveyed the market to get an indication of the potential, but actual results are unpredictable.

We may fail to sign up sufficient travel supplier content to attract travel agents to use the system
--------------------------------------------------------------------------------

We believe our service will be successful when there is sufficient content on the system to attract agents to use BSP ONElink on a regular basis. If we are not successful in signing up travel supplier content, then it may be more difficult to attract travel agents to use the system on a regular basis.

We expect continued losses until our business plan has been implemented
--------------------------------------------------------------------------------

As we have not obtained any revenues, we have incurred losses from operations. Substantial funding has been, and will be, required for development of our system, and it can be expected that losses will continue through the development stage. It is unlikely that we would be profitable until 2004 at the earliest. We need to develop and implement a marketing and promotional plan in order to develop a market for our products and to expend substantial resources on systems enhancement and development. We will also need to pay transaction fees and make license and other payments to IATA and other vendors. Due to these factors, it is currently unknown when we will be profitable.

The travel and tourism industry is highly competitive
--------------------------------------------------------------------------------

Our operations will be conducted in a highly competitive industry and we will be a new entrant in an industry with many established companies. Accordingly, we could be considered to be at a competitive disadvantage. Although we are recently organized, we have the benefit of use of the established IATA BSP system and web-based service. We are not aware of any other companies that currently offer distribution and settlement services on a global basis. We believe that the entry costs for another venture to come into the market and compete globally would be high without access to IATA's established global system and banking infrastructures. Should other vendors be able to gain access to the IATA BSP system, our competitive strengths could be jeopardized.

If we are successful in obtaining additional equity financing, we will need to issue a substantial number of shares of common stock which will result in substantial dilution to existing stockholders
--------------------------------------------------------------------------------

We will need to raise substantial funding in the near future to carry out our business strategy. The price at which we will offer our common stock will depend on many factors, including the trading price of our common stock on the OTC Bulletin Board, whether any delays are encountered in finalizing development of our system, initial market acceptance of our system, general economic and market conditions and many other factors that may be beyond our control. In any event, it may be expected that we will need to issue a substantial number of shares of our common stock in connection with any financing, the effect of which may result in a substantial dilution of the percentage ownership of our common stock by existing stockholders.

We will be subject to certain risks associated with international operations
--------------------------------------------------------------------------------

Our operations will occur primarily outside of the United States. Thus we face the risks inherent in international operations, including political unrest, war or other hostilities, conflicting and changing laws and regulations, currency fluctuations, taxation, withholding requirements, the imposition of tariffs, and exchange controls or other restrictions. If we do not effectively manage these risks associated with our foreign operations, our business may suffer.

There may be political and economic threats to the global travel and tourism market
--------------------------------------------------------------------------------

The global travel and tourism market is influenced to some degree by both political and economic events. If there continues to be global political unrest and the world's economies are not robust, then demand for BSP ONElink services may suffer.

Computer viruses may cause our system to incur delays or interruptions
--------------------------------------------------------------------------------

Once we implement the service, computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation and have a material adverse effect on our business, financial condition and operating results. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

We  completed  a  reverse  takeover  of a  corporation  which had  conducted  no operations
--------------------------------------------------------------------------------

In September 2002, we completed a reverse takeover of a company previously known as National Pizza Corporation. None of the persons previously involved in management of that entity are currently associated with us. In March 2003, we received a letter from the SEC asking us to voluntarily provide documents in connection with the statements of National Pizza Corporation regarding its business plans prior to the reverse takeover. We plan to voluntarily produce the requested documents. We are unaware whether the statements or acts of prior management could result in other governmental inquiries or actions which could negatively impact us.

Our charter documents and Delaware law may inhibit a takeover or change of control that stockholders may consider beneficial
--------------------------------------------------------------------------------

Provisions in our Certificate of Incorporation may have the effect of delaying or preventing a merger with or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even where the stockholders may consider the acquisition or merger favorable. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorizing the issuance of "blank check" preferred stock. Our board of directors may issue, without a vote of our stockholders, one or more series of preferred stock with preferences and other rights, including potentially more than one vote per share, as determined by the Board.

We are also subject to Section 203 of the Delaware General Corporation law, which, subject to exceptions, prohibits a Delaware corporation from engaging in any business combination with an interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The provisions of our Certificate of Incorporation, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Future sales by existing stockholders could depress the market price of our common stock
--------------------------------------------------------------------------------

Sales of a substantial number of shares of our common stock in the public market by our stockholders could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As at December 31, 2002, we had outstanding 16,765,489 shares of common stock. Of these shares, 14,446,489 constitute "restricted securities" under the Securities Act of 1933 and may only be publicly sold upon the earlier of 12 months following the sale (subject to the limitations contained in Rule 144 such as volume and timing) and the registration of such shares. We have agreed to register the shares of common stock sold in the recent offering of 515,000 shares and accordingly, we expect these shares may be publicly sold at an earlier date.

Investors are not likely to receive dividends in the near future
--------------------------------------------------------------------------------

We have not paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the near future. The determination of whether to pay dividends in the future will depend on many factors, including potential restrictions in credit or other agreements, results of operations, working capital needs and growth plans. Investors who need immediate dividend income should refrain from investing in our common stock.

Our existing stockholders control all matters requiring a stockholder vote which will limit the ability of other investors to influence the outcome of matters requiring stockholder approval
--------------------------------------------------------------------------------

As at March 31, 2003, our officers, directors and greater than 5% stockholders beneficially own an aggregate of about one-third of our common stock. Together, our officers and directors have the power to elect our board of directors and approve any action requiring a stockholder vote, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors they elect will have the authority to make other important corporate decisions, including the declaration of dividends. There can be no assurance that these stockholders will vote their shares in a manner that is consistent with the best interests of other investors.

Our common stock may be classified as a "penny stock" under SEC rules and the market price of our common stock may be highly unstable.
--------------------------------------------------------------------------------

A limited public trading market exists for our common stock which commenced in February 2003. Our common stock is traded on the OTC Bulletin Board, which is not a recognized securities exchange. Due to our limited history and absence of revenues, it would be extremely difficult to predict the market price of our common stock, and whether any stockholder would be able to sell their shares quickly or at an acceptable price if trading in our stock is not active. Because our stock is not traded on a stock exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of our common stock is less than $5 per share, the common stock will be classified as a "penny stock." Except for limited instances, our common stock has not traded above $5 per share. SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risks of penny stock. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the shares at prices at or above the prices they paid.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our principal administrative facilities in the United States of America are located at One Market Plaza, Spear Tower, 36th Floor, San Francisco, where we presently rent serviced office space as required.

In the United Kingdom we rent office space from one of our sub-contractors in Henley as required. All other operations are carried out at the offices of our contractors for which there has been no charge.

During 2003, we are anticipating requiring office space for our administration and operations in the United Kingdom which we expect to be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on our business, financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

Since February 19, 2003 our common stock has been traded on the Over the Counter Bulletin Board of the National Association of Securities Dealers under the symbol BSPO.

Common shares

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of our common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of our common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by our board of directors out of funds legally available therefor.

Upon our liquidation, dissolution or winding-up, the holders of our common stock are entitled to receive ratably, our net assets available after the payment of:

o all secured liabilities, including any then outstanding secured debt securities which we may have issued as of such time;

o all unsecured liabilities, including any then unsecured outstanding secured debt securities which we may have issued as of such time; and

o    all liquidation preferences on any then outstanding preferred stock.

Holders of our common stock have no preemptive, subscription, redemption or conversion rights, and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of holders of shares of any series of preferred stock which we may designate and issue in future.

Preferred shares

Our board of directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of us. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of our common stock. At present, we have no plans to issue any shares of our preferred stock.

Dividends

We have not paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the near future. The determination of whether to pay dividends in the future will depend on many factors, including potential restrictions in credit or other agreements, results of operations, working capital needs and growth plans. Investors who need immediate dividend income should refrain from investing in our common stock.

Recent sales of unregistered securities

During the fourth quarter of the fiscal year ended December 31, 2002, we issued shares of our common stock to the following individuals and corporations which were not covered by an effective registration statement but were exempt under
Section 4(2) of the Securities Act of 1933:


--------------------------------------------------------------------------------
                                                     Number
Date                 Name                           of shares     Consideration
--------------------------------------------------------------------------------
December 24, 2002    Avalon Investments(BVI) Ltd        278,305   Conversion
                                                                  of a Loan

--------------------------------------------------------------------------------
December 24, 2002    Investors SA                       139,152   Conversion
                                                                  of a Loan
--------------------------------------------------------------------------------
December 24, 2002    Gary Stimson                        74,228   Conversion
                                                                  of a Loan
--------------------------------------------------------------------------------
December 24, 2002    DQZONS Limited                      30,000   Cash
--------------------------------------------------------------------------------
December 24, 2002    Nichols & Company,                 500,000   Services
                     LLC                                          provided
--------------------------------------------------------------------------------
December 24, 2002    Nichols & Company, LLC             550,000   Conversion
                                                                  of payables
--------------------------------------------------------------------------------
December 24, 2002    Slater Ellison Limited             543,204   Conversion
                                                                  of payables
--------------------------------------------------------------------------------
December 31, 2002    Alex Aal                            10,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Forman Family LP                    20,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Tasha Kalhorn                       30,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Michael Moss                        10,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Larry Shriber                       25,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Maurice Stone                       25,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Royce Vassi                          5,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Stan and Toby Arenberg Trust        10,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Sol Gerber                          25,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Flavian Mueller                     20,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Jack Pate                           10,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Pat Ellis Stubbs                     5,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Seymour Kahn                        25,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Les M Moss                          15,000   Cash
--------------------------------------------------------------------------------
December 31, 2002    Joshua Shriber                      25,000   Cash
--------------------------------------------------------------------------------

We also issued shares during the third quarter of the fiscal year ended December 31, 2002 as reported in the Report on Form 10-QSB for the quarter ended September 30, 2002.

Holders

As of March 31, 2003 there were approximately 121 holders of record of our common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following  discussion  regarding our financial  statements should be read in
conjunction  with  the  financial   statements   (including  the  notes  to  the
Consolidated Financial Statements) included herewith.

Forward-Looking Statements
--------------------------

The statements in this report relating to our expectations about our launching, testing and roll out of the BSP ONElink, when we will breakeven, the amount of our needed capital, the nature of the securities we will issue and our success in fundraising, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

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

Overview
--------

For accounting purposes, the transaction between BSP ONElink and FS2 Limited has been treated as a reverse takeover with BSP ONElink, Inc. treated as the acquired company and with FS2 as the acquirer, and the reverse takeover transaction is considered a capital transaction rather than a business combination. The operations of BSP ONElink have been included with those of FS2 from the acquisition date of September 12, 2002.

Critical accounting policies
----------------------------

In December 2001, the Securities and Exchange Commission, or SEC, required that all registrants disclose and describe their "critical accounting policies" in MD & A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as
appropriate.   We  believe  that  our  following  accounting  policy  fits  this definition.

Software development costs

Software development designed to interface and link the systems in the BSP ONElink have been capitalized as the software is being developed for internal use. In assessing the future operational use of the product management have made estimations with respect to future revenues and costs and the ongoing viability of the business. Management have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use.

Results of operations for the year ended December 31, 2002 compared to the year ended December 2001

We are a development stage company preparing to launch an integrated distribution and automated financial settlement service for the travel and tourism industry known as BSP ONElink. We commenced our development activities in January 2002. Prior to that date there were no transactions. Consequently, there are no costs or revenues reported in respect of the year ended December 31, 2001.

We have no revenues or profits. Our operating expenses were $3,819,483 for the year ended December 31, 2002. The costs in 2002 related to the reverse takeover and the development of BSP ONElink.

Professional fees were a substantial cost during the year at $2,640,588 with legal and support costs in relation to the reverse takeover in excess of $1,500,000. These included $130,000 for the cost of warrants issued to our professional advisers and $500,000 for the cost of shares issued for professional services which have been included at a fair value of $1 per share, based on management's estimate, together with $550,000 for corporate finance fees. The balance of the professional fees are for legal and financial advisers involved in the ongoing support of the business, including the application for trading on the OTC Bulletin Board.

Compensation and payments to consultants of $854,126 related to costs for consultants working on the business development and project management. We had no employees during the year as all work was undertaken under contracts with consultants working as sub-contractors. $462,546 was paid to consultants engaged in the selling and marketing of the BSP ONElink including obtaining travel supplier content, with $391,580 paid to those engaged in the management and development of the business. During 2003, if we obtain the funding we are seeking, we intend to establish a program for the organization that would convert these consultants to employees. We also intend to establish an implementation team of sales and technical advisers prior to the launch of the BSP ONElink in Western Europe which is planned for later in 2003.

Depreciation and amortisation of $13,762 relates to computer equipment bought during the year at a cost of $41,075.

During the year we expended $1,763,489 on software development costs. These costs, which include the external technical consultancy time costs specific to this development, have been capitalized. We expect to commence amortizing these costs when the software is operational and ready for use.

Marketing costs of $77,556 reflect the launching of the distribution and settlement service at the World Travel Market in London in November 2002.

Travel costs of $161,090 in total include the costs of personnel involved in business development, software development and general management. Other costs of $72,361 cover insurance, establishment and office costs of BSP ONElink and FS2 Ltd.

Loss from operations arising as a result of the costs of the development of the business and the reverse was $3,819,483.

Interest expense incorporates the costs of loans of $46,157 together with the recognition of a beneficial conversion feature of $328,766 (see Note 10 to the financial statements included within this filing). $31,496 of the interest on loans was converted into shares of common stock when the loans converted, with $14,420 incurred in relation to a convertible loan outstanding at December 31, 2002 of $336,400 including the interest.

The net loss attributable to common stockholders resulting from the factors described above was $4,194,406 for 2002. The loss for the year is not considered indicative of any trend as we are still in the development stage. As at December 31, 2002 our accumulated deficit was $4,194,406.

In the year ended December 31, 2002 we incurred professional fees, totalling in excess of $1,500,000 as a result of the reverse takeover consummated on September 12, 2002. These costs are non-recurring and $1,336,000 of this sum was converted into shares of our common stock on December 24, 2002. The principal other expenses related to consultants engaged in the sales development and management of the business.

As of December 31, 2002, we had total assets of $1,974,029 compared to none at December 31, 2001. Our major asset is software development costs of $1,763,489. Of these costs, $753,547 had been paid for during 2002 with $1,009,942 still outstanding. Of the amount due to the software developers, $421,000 is deferred pending future funding being received by us. Whilst the total of accounts payable and accrued expenses of $2,218,443 includes payables past their due date, the majority of suppliers have agreed not to actively pursue payment until we receive additional funds from investors.

Other liabilities at December 31, 2002 include the convertible loan referred to above of $336,400 and loan from officers of $12,246. The latter related to amounts paid by officers to ensure key suppliers were paid. $4,446 was repaid on January 10, 2003.

New accounting pronouncements yet to be adopted

Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued during 2001 and is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement will have no significant effect on the Company's financial statements.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". The principal change is that gains or losses from extinguishments of debt which are classified as extraordinary items by SFAS 4 will no longer be classified as such. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of SFAS 4 is encouraged. The adoption of this Statement will have no significant effect on the Company's financial statements.

In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Disposal or Exit Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, this standard does not apply to costs associated with exit activities involving entities acquired under business combinations or disposal activities covered under SFAS 144. The adoption of this Statement will have no significant effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and we have adopted those requirements for our financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of this Statement will have no significant effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interests entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if when the Interpretation becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created. The adoption of this Statement will have no significant effect on the Company's financial statements.

Outlook

We successfully conducted a test pilot of our system in Ireland in November 2002. We expect to begin implementing our service on a limited basis during quarter three of 2003, but that is dependent on funding being available to complete the enhancements to the pilot system that have been identified.

Our initial service is expected to target selected travel agents in Ireland and the United Kingdom who will use the BSP ONElink for their clients. Following further testing of BSP ONElink the operational launch is expected to commence with car rental, followed by rail and accommodation products. In the interim, we intend to recruit further car rental, accommodation and rail suppliers onto the system to provide wider content for the service. Later in 2003, we intend to begin serving travel agents and other customers throughout Europe. We also expect to have substantially completed the testing of the technical infrastructure at each of the eight major data processing suppliers across the world to ensure that the BSP ONElink can be rolled out to all countries covered by the International Air Transport Association through 2004 and 2005.

Liquidity and capital resources

We require substantial additional funding to support the development, testing and roll out of the BSP ONElink and provide working capital. We had cash balances of $110,170 as of December 31, 2002, and the continuation of the project has relied, and continues to rely, on the ongoing support of the suppliers and consultants pending further funding. We are actively seeking equity financing and are using investment bankers and other appropriate financial advisers and institutions to support this process. Based upon our assessment of the market for the BSP ONElink and anticipated revenues and expenses, the business is not expected to breakeven until 2004 at the earliest. Our plans are dependent upon obtaining substantial additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be affected adversely. There is no assurance that we will be successful in raising this additional capital.

We have no material long-term commitments to acquire capital assets and have no plans to acquire any significant equipment during 2003.

We have no long term liabilities.

ITEM 7. FINANCIAL STATEMENTS

        FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

BSP ONElink, Inc
San Francisco
California

We have audited the accompanying balance sheets of BSP ONElink (formerly National Pizza Corporation) (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the period from November 6, 2000 (date of inception) to December 31, 2002 and the years ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the period from November 6, 2000 (date of inception) to December 31, 2002 and the years ended December 31, 2002 and December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing an on-line global distribution system for an international range of travel and tourism products. As discussed in Note 3 to the financial statements, the deficiency in working capital at December 31, 2002 and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE
---------------------------
DELOITTE & TOUCHE
Manchester, United Kingdom

April 11, 2003

                                BSP ONELINK, INC

                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                     December 31,  December 31,
                                                            2002          2001
                                                              $              $
                                                     ----------     ----------
ASSETS

Current assets
Cash                                                    110,170          -
Accounts receivable                                      64,253          -
Prepaid expenses and other current assets                 8,804          -
                                                     ----------    ----------

Total current assets                                    183,227          -
                                                     ----------    ----------

Other assets
Fixed assets (net of $13,762 of accumulated
depreciation)                                            27,313          -
Software development costs                            1,763,489          -
                                                     ----------    ----------

Total other assets                                    1,790,802          -
                                                     ----------    ----------

Total assets                                          1,974,029          -
                                                     ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                 2,218,443          -
Loans from officers                                      12,246          -
Convertible notes                                       336,400          -
                                                     ----------    ----------

Total current liabilities                             2,567,089          -
                                                     ----------    ----------

Commitments and contingencies ( Note 13)

                                BSP ONELINK, INC

                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                   (continued)

                                                      December 31,  December 31,
                                                             2002          2001
                                                                $             $
                                                       ----------    ----------
Stockholders' equity

Common stock, $0.001 par value, 100,000,000 shares
authorized, 16,765,489 shares issued and outstanding       16,765             2
Unpaid share capital                                          -              (2)
Preferred stock $0.001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                -             -
Additional paid-in capital                              3,584,581           -
Deficit accumulated during the development stage       (4,194,406)          -
                                                       ----------    ----------

Total stockholders' deficit                              (593,060)          -
                                                       ----------    ----------

Total liabilities and stockholders' deficit             1,974,029           -
                                                       ==========    ==========

                 See Notes to Consolidated Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                       2002             2001      Accumulated from
                                                                                  November 6, 2000
                                                                                          (date of
                                                                                     inception) to
                                                                                 December 31, 2002
                                                          $                $                     $
                                                 ----------       ----------            ----------
Sales                                                   -                -                     -

Cost of sales                                           -                -                     -
                                                 ----------       ----------            ----------
Gross profit                                            -                -                     -

Operating expenses
Sales and marketing expenses                        595,679              -                 595,679
General and administrative expenses               3,210,042              -               3,210,042
Depreciation and amortization                        13,762              -                  13,762
                                                                                        ----------
                                                 ----------       ----------            ----------

Total operating expenses                          3,819,483              -               3,819,483
                                                 ----------       ----------            ----------

Loss from operations                             (3,819,483)             -              (3,819,483)

Other income (expense)                                                   -
Interest expense                                   (374,923)             -                (374,923)
                                                 ----------       ----------            ----------

Loss before income taxes                         (4,194,406)             -              (4,194,406)
Provision for income taxes                              -                -                     -
                                                 ----------       ----------            ----------

Net loss after income taxes                      (4,194,406)             -              (4,194,406)
                                                 ==========       ==========            ==========

Loss per share basic and diluted                 $     0.42              -              $     0.42


                 See Notes to Consolidated Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                Additional
                                                Common stock       paid in   Accumulated
                                  No of shares        Amount       capital       deficit         Total
                                                           $             $            $             $
                                    ----------    ----------    ----------    ----------    ----------
Balance, at inception                      -             -             -             -             -
Issuance of common stock                     2             3           -             -               3
                                    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2001
                                             2             3           -             -               3


Issuance of common stock prior to       26,370        40,346       529,126           -         569,472
reverse takeover transactions
Recapitalization pursuant to        13,972,728       (26,349)       26,349           -             -
reserve takeover transaction (see
Note 2 and 8)
Issuance of common stock on
conversion of loans                    745,185           744       551,157           -         551,901
Issuance of common stock for           638,000           638       637,362           -         638,000
services                                   -
Issuance of common stock in          1,093,204         1,093     1,092,111           -       1,093,204
satisfaction of liabilities
Issuance of common stock                30,000            30        29,970           -          30,000
Beneficial conversion feature              -             -         328,766           -         328,766
Issuance of warrants                       -             -         130,000           -         130,000
Common stock paid for but not          260,000           260       259,740           -         260,000
issued
Net loss                                   -             -             -      (4,194,406)   (4,194,406)

                                    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2002          16,765,489        16,765     3,584,581    (4,194,406)     (593,060)
                                    ==========    ==========    ==========    ==========    ==========

                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   2002                 2001       Accumulated from
                                                                                                   November 6, 2000
                                                                                                           (date of
                                                                                                      inception) to
                                                                                                  December 31, 2002
                                                                      $                    $                      $
                                                       -----------------    -----------------    -------------------
Cash flows from operating activities:

Net loss after income taxes                                 (4,194,406)                    -            (4,194,406)

Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                               13,762                    -                 13,762
     Recognition of beneficial conversion feature               328,766                    -                328,766
     Issuance of warrants for services                          130,000                    -                130,000
     Issuance of shares in satisfaction of                    1,093,204                    -              1,093,204
     liabilities
     Issuance of shares for services                            638,000                    -                638,000

Changes in operating assets and liabilities:
     Accounts receivable                                       (64,253)                    -               (64,253)
     Prepaid expenses                                           (8,804)                    -                (8,804)
     Accounts payable and accrued expenses                    1,200,241                    -              1,200,241

                                                       -----------------    -----------------    -------------------

Net cash used in operating activities                         (863,490)                    -              (863,490)
                                                       -----------------    -----------------    -------------------

Cash flows from investing activities:

Software development costs                                    (753,547)                    -              (753,547)
Purchase of fixed assets                                       (41,075)                    -               (41,075)
                                                       -----------------    -----------------    -------------------

Cash used by investing activities                             (794,622)                    -              (794,622)
                                                       -----------------    -----------------    -------------------

Cash flows from financing activities:

Proceeds from issuance of convertible notes                   1,466,036                    -              1,466,036
Net proceeds from loans from executive officers (see             12,246                    -                 12,246
Note 14)
Issuance of common stock                                        290,000                    -                290,000
                                                       -----------------    -----------------    -------------------

Net cash provided by financing activities                     1,768,282                    -              1,768,282
                                                       -----------------    -----------------    -------------------

Net increase in cash                                            110,170                    -                110,170


(Continued)

                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)

                                                                   2002                 2001       Accumulated from
                                                                                                   November 6, 2000
                                                                                                           (date of
                                                                                                      inception) to
                                                                                                  December 31, 2002
                                                                      $                    $                      $
                                                       -----------------    -----------------    -------------------

Net increase in cash                                            110,170                    -                110,170

Cash at beginning of period                                           -                    -                      -
                                                       -----------------    -----------------    -------------------

Cash at end of period                                           110,170                    -                110,170
                                                       =================    =================    ===================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest                                                              -                    -                      -
Income taxes                                                          -                    -                      -

                 See Notes to Consolidated Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.   Organization and basis of presentation

BSP ONElink, Inc, (the "Company") was organized in Delaware on September 7, 2001, under the name National Pizza Corporation. The Company did not conduct any business as National Pizza Corporation. On September 10, 2002 the Company changed its name to BSP ONElink, Inc. On September 12, 2002, the Company closed an Acquisition Agreement by and among FS2 Limited, a company registered in England and Wales ("FS2"), all of the shareholders of FS2 and Nichols & Co., Inc (the "Agreement"). (See Note 2).

The accompanying consolidated financial statements include the accounts of BSP ONElink, Inc (a development stage company) and its wholly owned subsidiary, FS2 Limited. All material intercompany balances and transactions have been eliminated.

2.   Acquisition of FS2 Limited

On September 12, 2002, the Company closed an Acquisition Agreement by and among FS2 Limited, a company registered in England and Wales ("FS2"), all of the shareholders of FS2 and Nichols & Co., Inc (the "Agreement"). As a result, the Company acquired 100% of FS2 in exchange for 7,911,600 shares of the Company. The 7,911,600 common shares were issued to the common shareholders of FS2, on a share exchange ratio of 300 BSP common shares per one common share of FS2, which immediately after closing equalled 55% of the shares of BSP's common stock outstanding.

As a result of this transaction, the former shareholders of FS2 control the Company, and the transaction has therefore been accounted for as a reverse takeover, in which, for accounting purposes, FS2 has been treated as the acquiring company. Accordingly, the historical financial statements of FS2 have become those of the combined company. Because the Company was an inactive company with no identifiable assets at the time of the reverse takeover, however, this transaction has been accounted for as a capital transaction rather than a business combination. The purchase method of accounting has therefore not been applied.

3.   Going concern

These financial statements are prepared assuming that the Company will continue as a going concern.

The Company has incurred losses from operations of $4,194,406 and has net current liabilities of $2,383,862 as of December 31, 2002. The Company's net working capital deficiency may not allow it to meet its financial commitments as presently structured.

The Company requires further funding to ensure the continued development of its products and services. Management is confident of raising additional funds. The Company has engaged investment bankers and other appropriate financial advisers and institutions to support this process and is actively seeking private financing of several million dollars. However, there can be no assurances that subsequent fund raising will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

4.   Description of business

The Company has been established to operate the BSP ONElink which is an on-line global distribution system for an international range of travel and tourism products. The system has the unique benefit of integrated financial settlement using the International Air Transport Association's Billing and Settlement Plan
(BSP) and its new web-based service--BSPlink. The service is scheduled to be launched in 2003. The service is intended to offer travel agents an extended range of bookable and commissionable products and services coupled with the assurance that payments to suppliers are handled easily and with no extra effort.

5.   Summary of significant accounting policies

The financial statements of the Company have been prepared under accounting principles generally accepted in the United States of America and reflect the following significant policies:

Foreign currency
----------------

The functional currency of the Company is the U.S. dollar as a significant proportion of its expenses are denominated in U.S. dollars and it is expected that a significant proportion of future revenues will be denominated in U.S. dollars. Transactions denominated in a currency other than the U.S. dollar are translated into U.S. dollars at the rates of exchange in place at the date of the transaction, while monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates of exchange prevailing at year-end. Any resulting transaction gains and losses are included in period income.

Fixed assets
------------

Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Computer equipment         3-4 years.

Software development costs
--------------------------

In accordance with Statement of Position 98-1 ("Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"), the Company has capitalized costs associated with the application development of software. The software development undertaken by the Company's suppliers is designed to interface and link various systems such that the integrated distribution and settlement service can be offered. These links are between travel agents, BSPONElink, travel suppliers and IATA collection and payment systems and included a search engine and linkage to reservation systems. Included in the development is management and control software to allow the company to operate the business. To date, $1,763,489 of external consultancy costs specific to this development have been capitalized which commence being amortized once the software is operational and ready for use.

Impairment of long lived assets
-------------------------------

Whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable, the Company will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the period from inception to December 31, 2002, management believes that no such impairments exist.

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

Fair value of financial instruments
-----------------------------------

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximates fair value as the effective rates for these instruments are comparable to market rates at year-end. The carrying amount of investments approximates fair market value. The carrying value of convertible loans and loans from officers approximates to fair value and is based on borrowing rates currently available with similar terms and average maturities.

New accounting pronouncements yet to be adopted
-----------------------------------------------

Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued during 2001 and is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement will have no significant effect on the Company's financial statements.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". The principal change is that gains or losses from extinguishments of debt which are classified as extraordinary items by SFAS 4 will no longer be classified as such. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of SFAS 4 is encouraged. The adoption of this Statement will have no significant effect on the Company's financial statements.

In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Disposal or Exit Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, this standard does not apply to costs associated with exit activities involving entities acquired under business combinations or disposal activities covered under SFAS 144. The adoption of this Statement will have no significant effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and we have adopted those requirements for our financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of this Statement will have no significant effect of the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interests entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if when the Interpretation becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created. The adoption of this Statement will have no significant effect on the Company's financial statements.

6.   Fixed assets


     Cost                                      2002             2001
                                                  $                $
     Computer equipment                      41,075                -
                                          ---------          -------
     Total                                   41,075                -

     Accumulated depreciation              (13,762)                -
                                          ---------          -------
     Net book value                          27,313                -
                                          ---------          -------

7.   Trade payables and accrued expenses

                                                                    December 31, 2002   December 31, 2001
                                                                                    $                   $
                                                                           ----------          ----------

Trade accounts payable                                                      1,771,409                   -

Accrued expenses                                                              447,034                   -
                                                                           ----------          ----------

Total trade payables and other accrued expenses                             2,218,443                   -
                                                                           ----------          ----------


8.   Share capital

Common shares
-------------


                                                                    December 31, 2002   December 31, 2001
                                                                                    $                   $
                                                                           ----------          ----------
Common stock, $0.001 par value

Authorized 100,000,000; issued and outstanding 16,765,489
in the period ended December 31, 2002                                          16,765                   2
                                                                           ----------          ----------

Holders of the Company's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by the board of directors out of funds legally available therefor.

Upon the Company's liquidation, dissolution or winding-up, the holders of common stock are entitled to receive ratably, net assets available after the payment of:

     o all secured liabilities, including any then outstanding secured debt securities which may have issued as of such time;

     o all unsecured liabilities, including any then unsecured outstanding secured debt securities which may have issued as of such time; and

     o    all liquidation preferences on any then outstanding preferred stock.

Holders of common stock have no preemptive, subscription, redemption or conversion rights, and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of holders of shares of any series of preferred stock which the Company may designate and issue in future.

Prior to the reverse takeover transaction on September 12, 2002, the Company had 6,087,500 shares of common stock outstanding. Subsequent to the reverse takeover transaction, the following equity transactions took place:

Reverse takeover transaction

As a result of the reverse takeover transaction on September 12, 2002, 7,911,600 shares were issued to the founders of FS2 Limited ("FS2"), which reflected a conversion rate of 300 shares of common stock in the Company for each founder share in FS2. After the transaction, the former founders of FS2 owned approximately 55% of the then outstanding stock of the Company. These shares are restricted from transfer except in accordance with applicable securities laws and have provisions for the buy back of the shares in the event of the termination or non-renewal of consultancy agreements between each of the founders and FS2. The buy back provisions typically extend over 24 to 36 months and the shares will be bought back at the original purchase price paid for the shares (approximately $.005 per share after conversion for exchange rate and currency translation).

Conversion of notes

491,685 common shares were issued on December 24, 2002, on conversion of notes issued by FS2 to holders of $298,402 of notes including $8,402 of interest accrued to the date of conversion of the notes.

New issuances

290,000 common shares were issued for cash proceeds of $290,000.

Issuance of shares in satisfaction of liabilities

On September 12, 2002, a total of 391,500 shares of common stock of the Company were issued to note holders and general creditors of FS2 to satisfy liabilities of $353,500.

550,000 common shares were issued to Nichols & Company, LLC, a company in which W E Nichols is Manager, as a creditor of the Company who was owed $550,000. Mr Nichols is a director of the Company.

543,204 common shares were issued to a creditor of the Company who was owed $543,204.

Issuance of shares to service providers

500,000 common shares were issued to Nichols & Company, LLC under an agreement between the Company and Nichols & Company, LLC (the "Consultant"), a company in which W E Nichols is Manager. Mr Nichols is a director of the Company. The Company estimates that the fair value of the shares at the date of issue was $500,000, based on management's estimate. These shares have restrictions attached to them. The shares cannot be disposed of before December 12, 2003 and there is a provision for the buy back of the shares at nominal value in the event that the Consultant's shareholding is greater than 5% of the issued share capital of the Company as at September 12, 2003. The Consultant already holds 1,000,000 shares of common stock in the Company, hence, the buy back provision will apply if the Company's issued share capital is less than 30,000,000 shares as at September 12, 2003.

Preferred shares
----------------

Our board of directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares have rights senior to the

Company's common stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of the Company. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. At present, the board of directors has no plans to issue any shares of preferred stock.

Warrants and options
--------------------

The Company has the following warrants and options outstanding as at December 31, 2002 (December 31, 2001: Nil):

                                                    December 31, 2002
Cornerstone Alliance, LLC                                     450,000
Company Secretary of FS2                                       50,000
Other non-related parties                                     330,000
Noteholder                                                    270,000
                                                           ----------
Total warrants and options outstanding                      1,100,000
                                                           ----------

Warrants to purchase 450,000 shares of the Company's common stock at $1.00 were granted on September 13, 2002, to Cornerstone Alliance, LLC, a company in which F W Guerin, the chairman and chief executive officer of the Company, is Manager. The award of warrants was made to Cornerstone Alliance, LLC in consideration for employee related services provided by Mr. Guerin and has therefore been accounted for in accordance with Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees"). At the date of issue, the exercise price of the warrants was equal to the estimated fair value of the Company's common shares, and consequently, no compensation expense has been recorded.

Also on September 13, 2002, warrants to purchase 50,000 shares of the Company's common stock at $1.00 were granted to the Company Secretary of FS2 to reward his efforts as legal counsel in materially bringing the acquisition of FS2 by the Company to a successful conclusion. Warrants to purchase 330,000 shares of the Company's common stock at $1.00 were granted on September 13, 2002, to unrelated parties in recognition of services and benefits received by the Company during the period leading up to the acquisition of FS2. The fair value of these 380,000 warrants on September 13, 2002 of $130,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 130%, a dividend yield of 0%, a risk-free interest rate of 4.85%, and a life of one year. The fair value of $130,000 has been included within general and administrative expenses in the statement of operations.

The holder of $336,400  convertible  notes outstanding at December 31, 2002 (see
Note 12) also held an option, exercisable through January 2, 2003, to purchase up to 270,000 shares of common stock of the Company at a price of $1.50 per share. The Company estimates that the fair value of this detachable warrant on the date of issue was nil. The option had not been exercised by the expiry date, however, the Company is considering extending the rights as the holder has expressed a desire to exercise the rights.

9.   Loss per share

The calculation of basic and diluted loss per share is based on the following number of shares:

                                                      2002                2001
                                          Number of shares    Number of shares
                                                ----------          ----------
Weighted average number of shares:
For basic and diluted loss per share             9,928,280                   2
                                                ----------          ----------


As a result of the net losses for the years ended December 31, 2002 and December 31, 2001, the potential effect of the exercise of warrants and the conversion of notes was anti-dilutive. Therefore, 1,293,333 of potentially dilutive securities have not been included in the calculation of diluted loss per common share because to do so would have been anti-dilutive.

10.  Interest expense

                                                         2002             2001
                                                            $                $
Interest expense on loan notes                         46,157                -
Recognition of beneficial conversion feature          328,766                -
                                                    ---------        ---------
                                                      374,923                -
                                                    ---------        ---------


During the year, $514,250 of convertible notes were issued and subsequently converted into 1,611,600 common shares of the Company. The conversion rate provided for conversion of the notes at a 40% discount to the estimated fair value of one common share of the Company at the commitment date. Consequently, in accordance with the requirements of Emerging Issues Task Force 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"), this conversion feature has been considered to be beneficial and $328,766 of the loan proceeds, equal to the conversion feature's intrinsic value, has been accounted for a debt discount which has been fully amortized into the income statement as interest expense.

11.  Income taxes

The components of income before income taxes are as follows:

                                                    December 31, 2002    December 31, 2001
                                                                    $                    $
                                                    -----------------    -----------------
Loss:

United States                                             (2,733,073)                    -
Non-United States                                         (1,651,302)                    -
                                                    -----------------    -----------------
Loss from ordinary activities before income taxes         (4,384,375)                    -
                                                    -----------------    -----------------

Income tax provision includes:


                                                      December 31, 2002      December  31, 2001
                                                                    $                    $
                                                    -----------------    -----------------
Current income taxes:
   United States                                                    -                    -
   Non-United States                                                -                    -
                                                    -----------------    -----------------
   Total current taxes                                              -                    -
                                                    -----------------    -----------------
Deferred income taxes:
   United States                                                    -                    -
   Non-United States                                                -                    -
                                                    -----------------    -----------------
Total deferred taxes                                                -                    -
                                                    -----------------    -----------------
Total income taxes                                                  -                    -
                                                    -----------------    -----------------

The difference between the group's tax on loss on ordinary activities, and the federal income tax rate are as follows:

                                                      December 31, 2002    December 31, 2001

                                                                      $                    $
Tax computed at the federal rate (34%)                      (1,490,687)                    -
Permanent items: Acquisition Costs                              753,147                    -
Impact of UK losses taxed at 19% rather than 34%                247,695                    -
State Taxes:  Start-up costs                                   (45,816)                    -
Valuation allowance against net operating losses                535,661                    -
                                                      -----------------         ------------
Income tax expense                                                    -                    -
                                                      -----------------         ------------
Effective tax rate                                                   0%                   0%

Deferred income tax assets in the balance sheet are as follows:

                                        December 31, 2002    December 31, 2001
                                                        $                    $
                                        -----------------         ------------
Net current deferred tax assets:
   Net operating losses                           768,711                    -
   Start-up costs                                 102,012                    -
                                        -----------------         ------------
Total deferred tax assets                         870,724                    -
Valuation allowance                             (535,661)                    -
                                        -----------------         ------------
Net deferred tax assets                           335,063                    -
Net current deferred tax liability:
   Software development costs                   (335,063)                    -
                                        -----------------         ------------
Net deferred tax assets                                 -                    -
                                        -----------------         ------------

During the years ended December 31, 2002 and 2001, the Company recognized a valuation allowance of $535,661 and $nil respectively, against deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Realization of the deferred tax assets is dependent on sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 2002 the Company had approximately $1,783,386 of net operating losses (NOL) carryforwards, of which $1,316,458 has an indefinite expiration. The remaining $466,928 NOL carryforwards will expire in 2022.

In addition, because greater than 50% ownership of BSP ONElink changed hands in the acquisition of FS2, the utilization of a portion of the tax losses incurred during the 2002 period may be subject to limitation. This limitation would affect only the amount of certain losses that could be utilized in any given tax year and would not affect the total carryover amount.

12.  Convertible notes

                                      2002                2001
                                         $                   $
                                   -------          ----------
Convertible notes                  336,400                   -
                                   -------          ----------

The principal of the convertible note outstanding at December 31, 2002, is $321,980. The note was issued on July 12, 2002, by FS2 at (pound)200,000, bears interest at 10% and is convertible, at the noteholders' option, into 193,333 shares of common stock of the Company. The conversion rate approximated the estimated fair value of one share of common stock of the Company at the date of issue and, consequently, is not considered to be beneficial In addition to the conversion right, under the agreements, there was an option, exercisable through January 2, 2003, to purchase up to 270,000 shares of common stock of the Company at a price of $1.50 per share. The Company estimates that the fair value of this option on the date of issue was nil and consequently none of the proceeds of the note issue were allocated to equity. Although both of these rights expired unexercised on January 2, 2003, the Company is considering extending the rights to the noteholder as the noteholder has expressed a desire to exercise both rights.

13.  Commitments and contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and 10 years respectively. As at December 31, 2002, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licences are expected to be determined when the Company begins to generate revenues.

The Company, through its wholly owned subsidiary FS2, has an Operating Agreement with the International Air Transport Association ("IATA"). Under the agreement, the Company has a license to use IATA's intellectual property in its integrated distribution and automated financial settlement service in return for fees and licenses. Under the agreement, IATA provides access to its industry settlement systems, including billing and settlement plans, and assists with marketing our services by actively endorsing and promoting service within IATA and by actively recommending the service to travel agents. The Company has agreed to use exclusively the IATA settlement system for the settlement of the system component of the Company's services. IATA will receive transaction fees for the services it provides and licensed fees for the use of the IATA brand and logo and in recognition of the value of the IATA investment in software and other facilities. License fees are payable based upon a percentage of the Company's revenues but capped as the percentage payable reduces as the level of revenue increases.

IATA may terminate the operating agreement if the Company is unable to obtain financing of a minimum of $7 million. At December 31, 2002 we have achieved over $3.5 million in financing. Due to the difficult climate for fundraising, IATA has agreed to extend the period of time for the Company to obtain the financing and to review progress on June 14, 2003. The term of the agreement is ten years, but may be extended by the Company for an additional ten years if it complied with its obligations under the agreement. The agreement may be earlier terminated by either party if the other has committed a material breach.

Under the current agreement with IATA, IATA has the right to receive an option to acquire 35% of the Company's initial authorized capital at a nominal price. IATA and the Company have orally agreed to remove this provision, and to increase IATA's fees. The Company has been informed by IATA that formal approval by IATA of an amendment to the agreement regarding this change will be forthcoming in the near future.

14.  Related party transactions

The following related party transactions took place during the period:

--------------------------------------------------------------------------------
Transaction                       Amount              Related Party
-----------                       ------              -------------

Agreement                                             The Company, through its
                                                      wholly owned subsidiary
                                                      FS2, has an Operating
                                                      Agreement  with the
                                                      International  Air
                                                      Transport Association
                                                      ("IATA"), See Note 13.
--------------------------------------------------------------------------------
Consulting                                            Cornerstone  Alliance,
and                                                   LLC, a company in which
Services                                              Mr FW Guerin is Manager
Agreement                                             has entered into a con-
                                                      sulting  services agree-
                                                      ment with the Company to
                                                      provide the services of
                                                      Mr Guerin which
                                                      terminates on
                                                      December 31, 2004.

                                                      K3 Business Technology
                                                      Group plc, a company in
                                                      which Mr D. Bolton is a
                                                      director, has entered
                                                      into a consulting
                                                      services agreement with
                                                      the Company to provide
                                                      the services of Mr.
                                                      Bolton, which is term-
                                                      inable on three months
                                                      notice.

                                                      Emsley Management Ltd, a
                                                      company which is con-
                                                      trolled by Mr R. Emsley,
                                                      has entered into a con-
                                                      sulting services agree-
                                                      ment with the Company to
                                                      provide the services of
                                                      Mr Emsley which
                                                      terminates on December
                                                      31, 2003.

                                                      A holder of more than 5%
                                                      of the Company's common
                                                      stock has a consulting
                                                      services agreement with
                                                      the Company which
                                                      terminates on March 31,
                                                      2003.
--------------------------------------------------------------------------------
Loans from executive             $21,933              Three executive officers
                                                      loaned $21,933 to the
                                                      Company to ensure key
                                                      suppliers were paid.
                                                      $9,687 was repaid on
                                                      December 31, 2002 and
                                                      $4,446 was repaid on
                                                      January 10, 2003.
--------------------------------------------------------------------------------
See also the events described in Note 8.

15.  Subsequent events


(a) Since the fiscal year end, $96,000 has been received for 96,000 common shares, with $159,000 of trade payables converted into 159,000 common shares. The trade payables converted were part of the balance outstanding at December 31, 2002, and included $139,000 due to Cornerstone Alliance, LLC, a company in which Mr F W Guerin is Manager.

(b) On February 3, 2003, the Board of Directors approved the grant of 325,000 common shares to reward certain service providers for their services to date. These included grants to the directors. 50,000 common shares were granted to Cornerstone Alliance, LLC, a company in which Mr F W Guerin is Manager. 50,000 common shares were granted to Mr D J Bolton. 50,000 common shares were granted to Nichols & Co, LLC, a company in which Mr W E Nichols is Manager. 50,000 common shares were granted to Emsley Management Ltd, a company which is controlled by Mr R Emsley.

     A further 200,000 common shares were granted to Cornerstone Alliance, LLC ("Cornerstone"), in lieu of any claim for 2002 and 2003 annual incentive bonuses to which Cornerstone was entitled under the services agreement between Cornerstone and the Company.

(c) On January 30, 2003, Mr G Mullett resigned as Managing Director of FS2 Limited. 400,000 of the 900,000 shares held by Mr Mullett will be bought back by the Company at the original purchase price paid for the shares (approximately $.005 per share after conversion for exchange rate and currency translation).

(d) On March 12, 2003, Mr R Emsley was appointed as Managing Director of FS2 Limited.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III.

Information concerning matters in Items 9, 10, 11 and 12 is being incorporated by reference into a definitive proxy statement, which is expected to be filed within 120 days after the close of our fiscal year.



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Exhibit 2 Acquisition Agreement by and among the Company, FS2 Limited, the shareholders of FS2 Limited and Nichols & Co., LLC, dated September 12, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 8-K filed September 27, 2002).

         Exhibit 3.1 Amended and Restated Certificate of Incorporation (filed herewith).

         Exhibit 3.2 Bylaws (incorporated by reference to the Registrant's Form SB-2, filed February 1, 2002).

         Exhibit 4         Common Stock  Certificate  (filed herewith) Exhibit
                           10.1  Consulting   Services   Agreement  between  the
                           Company  and   Cornerstone   Alliance,   LLC,   dated
                           September 12, 2002 (filed herewith).

         Exhibit 10.1 Consulting Services Agreement between the Company and Cornerstone Alliance, dated September 12, 2002 (filed herewith).

         Exhibit 10.1.1 Restricted Stock Agreement and Consulting Services Agreement Modifications between the Company and Cornerstone Alliance, dated February 3, 2003 (filed herewith).

         Exhibit 10.2 Warrant to Purchase Common Shares issued by the Company to Cornerstone Alliance dated September 13, 2002 with respect to 450,000 shares of the Company's common stock (filed herewith).

         Exhibit 10.3      Operating   Agreement    between  FS2  Limited   and
                           International  Air   Transport   Association  (filed
                           herewith).*

         Exhibit 10.4 Restricted Stock Purchase Agreement between FS2 Limited and David Bolton, dated July 24, 2002 (filed herewith).

         Exhibit 10.5 Restricted Stock Purchase Agreement between FS2 Limited and Cornerstone Alliance, LLC (filed herewith).

         Exhibit 10.6 Restricted Stock Purchase Agreement between FS2 Limited and Red Sky Holdings, LLC (filed herewith).

         Exhibit 10.7 Support Agreement between FS2 Limited and K3 Business Technology Group plc, dated May 23, 2002. (filed herewith)

         Exhibit 10.8 Agreement between FS2 Limited and World Distribution Consultants Limited, dated April 15, 2002, as amended by the Deed of Variation (filed herewith).

         Exhibit 10.9 Consulting and Services Agreement between FS2 Limited and Emsley Management Ltd., dated January 1, 2002 (filed herewith).

         Exhibit 10.10 Services Agreement between FS2 Limited and Videcom International Limited, dated May 28, 2002 (filed herewith).*

        Exhibit 10.10.1 Deed of Variation between FS2 Limited and Videcom International Limited (filed herewith).

         Exhibit 10.11 Services Agreement between FS2 Limited and Webb & Flo Inc., dated September 11, 2002 (filed herewith).*

         Exhibit 10.12 Services Agreement between FS2 Limited and Thermeon Corporation, dated September 11, 2002 (filed herewith).*

         Exhibit 10.13 Engagement Letter as Finance Director between FS2 Limited and David J. Bolton, dated May 15, 2002 (filed herewith).

         Exhibit 10.14     Engagement  Letter  as  Director  -  Corporate
                           Development   between  FS2  Limited  and  F.  William
                           Guerin, dated May 15, 2002 (filed herewith).

         Exhibit 10.15 Engagement Letter as Director and COO between FS2 Limited and Roger Emsley, dated May 15, 2002 (filed herewith).

         Exhibit 10.16     Engagement Letter as Director,  Chairman of the
                           Board and CEO between FS2 Limited and Graeme Pearce, dated May 15, 2002 (filed herewith).

         Exhibit 21        Subsidiaries of the Registrant

         Exhibit 99.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of Exhibits 10.3, 10.10, 10.11 and 10.12 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(b)  Reports on Form 8-K

Report on Form 8-K filed on September 27, 2002, reporting the closing of the transactions pursuant to the Acquisition Agreement by and among FS2 Limited, all of the shareholders of FS2 Limited and Nichols & Co., Inc. and the Company, as amended by filings made on November 14, 2002 and December 23, 2002.

ITEM 14. CONTROLS AND PROCEDURES

          (a)  Evaluation of disclosure controls and procedures.

               Our Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange of 1934 as of a date (the "evaluation date") within 90 days prior to the filing date of this Annual Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information related to us required to be filed in the Annual Report has been made known to them in a timely manner.

          (b)  Changes in Internal Controls.

               There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 11, 2003 by the undersigned, thereunto duly authorized.
                                                    BSP ONELINK, INC


                                            /s/F.W. Guerin
                                            ------------------------------------
                                            F. W. Guerin
                                            Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 11, 2003 and in the capacities indicated below.



                                            /s/F.W.  Guerin
                                            ------------------------------------
                                            F. W. Guerin
                                            Chief Executive Officer, President,
                                            Secretary and Director


                                            /s/David Bolton
                                            ------------------------------------
                                            David Bolton
                                            Chief Financial Officer and Director


                                            /s/E Nichols
                                            ------------------------------------
                                            Edward Nichols
                                            Director

                                  CERTIFICATION

I, F. W. Guerin, certify that:

I have reviewed this report on Form 10-KSB of BSP ONElink, Inc.;

1) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

2) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

4) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003

         /s/  F. W. Guerin
         -----------------------
         F. W. Guerin
         Chief Executive Officer

                                  CERTIFICATION


I, David Bolton, certify that:

1)   I have reviewed this report on Form 10-KSB of BSP ONElink, Inc.;

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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003



         /s/ David Bolton
         -----------------------
         David Bolton
         Chief Financial Officer