Form 10KSB/A
period 2002-12-31
BSP ONELINK INC
filed 2003-04-30
CIK 1166161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

[x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ______ to ______

                           Commission File No. 0-50044
                                               -------

                                BSP ONELINK, INC
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                             43-1941213
 ------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)



     One Market Plaza
  Spear Tower, 36th Floor
 San Francisco, California                                              94105
 -------------------------                                            ----------
 (Address of principal executive offices)                             (Zip Code)

         Issuer's telephone number, including area code: (415) 293-8277
                                                         --------------

         Securities registered under Section 12 (b) of the Exchange Act:

                                                           Name of each Exchange
Title of each Class                                        on which Registered
-------------------                                        ---------------------
    None                                                          None

         Securities registered under Section 12 (g) of the Exchange Act:

                          $0.001 par value common stock
                          -----------------------------
                                (Title of Class)


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BSP ONELINK, INC.
                                                (Registrant)

Date:  April 30, 2003                           By:  /s/ F.W. Guerin
                                                     -----------------------
                                                     F. W. Guerin
                                                     Chief Executive Officer

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information regarding the executive officers and directors of both BSP Onelink, Inc.(BSP or we) and FS2 Limited (FS2). FS2 is a wholly-owned subsidiary of BSP. All directors of BSP are elected to hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.


     Name                              Position
     ----                              --------

F.William Guerin    Chief Executive Officer, President, Secretary and Director
                    of BSP, and Director of FS2
--------------------------------------------------------------------------------
David J. Bolton     Treasurer, Chief Financial Officer and Director of BSP, and
                    Finance Director of FS2
--------------------------------------------------------------------------------
W. Edward Nichols   Director of BSP
--------------------------------------------------------------------------------
Roger Emsley        Managing Director of FS2
--------------------------------------------------------------------------------
Graeme Pearce       Chairman of the Board and Director of FS2
--------------------------------------------------------------------------------

F. William Guerin, age 50, became the Chief Executive Officer and a director of BSP in 2002 in connection with the 2002 reverse takeover of BSP by FS2. He has also served as executive director of FS2 since 2002. Since 1999, he has also served as the chairman of Cornerstone Alliance LLC a management consulting firm. He has also served since 2001 as a director of the World Luxury Group Limited, a United Kingdom based publishing and marketing services company. From 1994 to 1999, he was president of Orbit Network Inc., a firm specializing in travel technology and on-line services. He has also served since 1998 as a trustee, and since 2003 as the President of the Board of Trustees of the Carapace Institute, a non-profit art industry trade organization. Mr. Guerin received B.S. and M.B.A. degrees from the School of Business Administration, University of California, Berkeley.

David J. Bolton, age 51, became the CFO of BSP in 2002 in connection with the reverse takeover of BSP by FS2. He has also served as a director of FS2 since 2002. His principal business occupation is group finance director of K3 Business Technology Group plc, a computer software and consultancy business situated in the United Kingdom. For the three years immediately preceding his joining K3 in 1998, Mr. Bolton was finance director of Hollas Group plc, a publicly-traded company in the United Kingdom. Mr. Bolton is a graduate of the Southampton University and is a member of the Institute of Chartered Accountants in England and Wales.

W. Edward Nichols, age 60, became a director of BSP in 2002. For the past several years, Mr. Nichols has been a member of the law firm of Nichols and Nichols and the owner of a consulting firm, Nichols and Company LLC. Mr. Nichols received B.B.A. degree from Washburn University in Topeka, Kansas and a J.D. degree from the Washburn University School of Law.

Roger Emsley, age 60, has served as a consultant to, and director of, FS2 since 2002 and as managing director since January 2003. Since 1998, he has been a director of Emsley Management Ltd., a consulting firm. From 1998 to 2002 Mr. Emsley was on full-time contract to the International Air Transport Association ("IATA") as Director Distribution Projects, and most recently Director Distribution Services and Director Customer Service and Communications. From 1971 to 1997, he was a senior manager of Canadian Airlines International including positions as Manager International Industry Affairs and delegate to IATA, serving as the chairman of the IATA Billing and Settlement Plan Committee for ten years.

Graeme Pearce, age 44, has served as a non-executive board member and chairman of FS2 since 2002. Since 1990, Mr. Pearce has held various executive positions with the International Air Transport Association ("IATA"), the trade association of the international airline industry. At IATA, Mr. Pearce is currently responsible for management of the airline distribution system and the worldwide field organization as Director of Operations, Industry Distribution and Financial Services. Mr. Pearce is a graduate of Lanchester Polytechnic and London Polytechnic in England.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely on our review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by us and written representations from these persons that no other reports were required for those persons, we believe that all filing requirements applicable to those persons were complied with for the fiscal year ended December 31, 2002, except that Messrs. Bolton, Guerin and Nichols filed late their Form 3's reporting their initial statement of beneficial ownership of BSP's securities.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by BSP and FS2 to our chief executive officer and the other executive officer of BSP (the "named executive officers") during the fiscal year ended December 31, 2002. No compensation was paid prior to 2002.

     Summary Compensation Table
     --------------------------


                            Annual Compensation                                         Awards             Payouts
                            -------------------                                         ------             --------
          Name and            Fiscal     Salary      Bonus     Other Annual     Restricted     Options      LTIP          All Other
     Principal Position        Year       ($)                  Compensation       Stock          (#)       Payouts     Compensation
                                                                                 Awards($)                  ($)           ($)
-----------------------       ------     ------      -----     ------------     -----------    --------   --------   -------------
F. William Guerin              2002                             $133,720                        450,000
Chief Executive
 Officer (1)

David J. Bolton                2002                              $47,000
Chief Financial
Officer (2)

------------------------------
(1) We paid no compensation directly to our executive officers. We have a consulting services agreement with Cornerstone Alliance LLC which is managed by Mr. Guerin. In addition to the cash compensation set forth in the table above, we have accrued compensation owed to Cornerstone for services rendered in 2002 of $139,185. Our agreement with Cornerstone is described below. We also issued to Cornerstone warrants to purchase up to 450,000 shares of our common stock at $1.00 per share which are exercisable through September 12, 2003.

(2) The compensation amount set forth opposite Mr. Bolton's name was paid to K3 Business Technology Group plc pursuant to a consulting services agreement. In addition to the cash compensation set forth in the table above, we have accrued compensation owed to K3 for services rendered in 2002 of $80,000. Mr. Bolton is Group Finance Director of K3. The consulting services agreement with K3 is described below.

Employment Agreements
---------------------

We have no employees or employment agreements. We do not currently pay directors fees to our directors. We have the following agreements with our officers and directors and directors of FS2.

In September 2002, we entered into a consulting services agreement with Cornerstone for Mr. Guerin's services through December 31, 2004. The consulting services agreement provides that Mr. Guerin will serve as an executive officer of BSP and as a member of the BSP Board. Cornerstone is to be paid $14,000 per month as a Base Rate. In addition to the Base Rate, Cornerstone is entitled to receive an incentive bonus. The consulting services agreement dated September 12, 2002, and the related Restricted Stock Purchase Agreement, were modified on

February 3, 2003 to reward Cornerstone with a stock grant of 200,000 shares, with the provision that no other incentive bonus would be paid for 2003 services. These shares are not subject to the transfer restrictions and right of repurchase set out in the Restricted Stock Purchase Agreement. Cornerstone will be eligible for a bonus in 2004 based upon key goals and objectives to be determined by the Board prior to the beginning of 2004. The bonus for 2004 will not be less than 150% of the annual amount of the Base Rate. The consulting services agreement will be renewed automatically at the end of the term, but can be terminated upon 60 days prior written notice for any reason. The agreement provides that in the event of termination of the agreement by BSP for "cause" or voluntary termination by Cornerstone, Cornerstone will receive payment of the Base Rate through the termination date but will not be entitled to any bonus for the year in which termination occurs. In the event that termination is not for "cause", Cornerstone will be entitled to receive payment of the Base Rate through December 31, 2004, or if termination is after December 31, 2004, for 60 days, as well as a bonus for the year in which termination occurs, and any right of repurchase of shares under the Restricted Stock Purchase Agreements will lapse immediately. In the event that termination is upon death or disability of Mr. Guerin, the consulting services agreement provides that Cornerstone will be entitled to receive the Base Rate through the termination date and to receive a lump sum of the lesser of (i) three months Base Rate or (ii) the Base Rate through December 31, 2004, or if termination is after December 31, 2004, for 60 days. In addition, any right of repurchase of shares under the Restricted Stock Purchase Agreements will lapse immediately. The consulting services agreement contains non-solicitation provisions which prohibit both Cornerstone and Mr. Guerin from soliciting any customer or employee of BSP or FS2 for a period of one year following termination.

FS2 entered into an engagement letter with Mr. Guerin regarding his appointment as Corporate Development Director of FS2, effective May 15, 2002. The engagement will continue unless three months written notice of termination is provided by either party. The engagement letter provides that Mr. Guerin will be paid at a rate as agreed by the FS2 Board. No compensation was paid during 2002 to Mr. Guerin for his services as a member of the BSP or FS2 Boards.

FS2 has entered into a support agreement with K3 Business Technology Group plc for the provision of services by David J Bolton, effective as of February 2002. The initial term of the agreement was through March 31, 2003 but was renewed automatically at the end of the term. The agreement provides that Mr. Bolton will participate in management and Board meetings of FS2. The agreement can be terminated upon three months prior written notice for any reason. The agreement provides that K3 is entitled to receive $7,000 per calendar month. It was subsequently agreed by the Board of FS2 that the monthly fee be increased to $13,000 for the months of July, August and September 2002, and to $16,000 effective from October 1, 2002. FS2 also entered into an engagement letter with Mr. Bolton regarding his appointment as Finance Director of FS2, effective as of February 6, 2002. The engagement will continue unless three months written notice of termination is provided by either party. The engagement letter provides that Mr. Bolton will be paid at a rate as agreed by the FS2 Board. No compensation was paid to Mr. Bolton during 2002 for his services as a member of the BSP or FS2 Boards.

FS2 has entered into a consulting services agreement with Emsley Management Ltd for the provision of services by Roger Emsley, effective as of January 1, 2002, for a term ending on December 31, 2003. The agreement provides for the term to be extended by written agreement between the parties. The agreement provides that Mr. Emsley will serve as Chief Operating Officer of FS2 and as a member of the FS2 Board. Effective January 2003, Mr. Emsley's title was changed to Managing Director. Emsley Management is entitled to receive $12,000 per month. However, the agreement provides that the compensation for 2002 be waived as long as Emsley Management was retained under a separate contract with IATA. Emsley Management was so retained and so no compensation was paid for 2002. The agreement can be terminated prior to December 31, 2003 either by mutual written agreement between the parties, upon six months prior written notice by either party if after the first eighteen months of the agreement, or by FS2 in the event of death, disability or other incapacity of Mr. Emsley. Compensation will be paid to the date of termination. FS2 may terminate the agreement for "cause" immediately upon notice to Emsley. FS2 has also entered into an engagement letter with Mr. Emsley regarding his appointment as Director and Chief Operating Officer of FS2, effective as of February 20, 2002. The engagement will continue unless three months written notice of termination is provided by either party. The engagement letter provides that Mr. Emsley will be paid at a rate agreed by the Board of FS2. No compensation was paid to Mr. Emsley during 2002 for his services as a member of the FS2 Board.

FS2 has entered into an engagement letter with Graeme Pearce regarding his appointment as Director and Chairman of the Board of FS2, effective as of March 25, 2002. The engagement continues unless three months written notice of termination is provided by either party. The engagement letter provides that Mr. Pearce will be paid at a rate as agreed by the Board of FS2. No compensation was paid to Mr. Pearce during 2002. FS2 has entered into an operating agreement with IATA which provides termination rights to IATA if Mr. Pearce or a substitute nominee of IATA is not serving as a director of FS2.

Option Grants in Fiscal Year Ended December 31, 2002
----------------------------------------------------

We have no option plan and have not granted any stock options. The following table sets forth information with respect to warrants granted to our chief executive officer during the fiscal year ended December 31, 2002.

                                                                                                Potential Realizable
                                                     Percent                                         Value at
                                  Number of           Total                                    Assumed Annual Rates
                                  Securities       options/SARs                                 Stock Appreciation
                                  Underlying        granted to     Exercise or                    For Option Term
                                 Options/SARs       Employees       base price  Expiration   --------------------------
          Name                   granted (#)      in fiscal year      ($/Sh)       date          5%            10%
-------------------------     -----------------------------------------------------------------------------------------
F. William Guerin               450,000            100%              $1.00        9/12/03      $22,500           $50,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership by Directors and Executive Officers
---------------------------------------------

The following table sets forth, as of March 31, 2003, the ownership of our common stock held by each of our directors and all of our directors and executive officers as a group.


Beneficial Owner                 Number of Shares Owned  Percentage of Ownership
----------------                 ----------------------  -----------------------
Roger Emsley (1)                         1,278,600               7.3
Peter R. Short (2)                       1,200,000               6.8
F. William Guerin(3)                     1,900,000              10.6
David J. Bolton (4)                        878,600               5.0
W. Edward Nichols (5)                    1,715,000               9.8
All directors and executive              4,493,600              25.4
  officers as a group (3 persons)
  (3)(4)(5)
---------------------------------

(1) Includes 1,200,000 shares he by Grove Investments LLC, a company in which Mr. Emsley is the Manager and co-owner with his wife, and 78,600 shares owned by a company controlled by Mr. Emsley and his wife.

(2) Information with respect to Mr. Short has been derived from his Schedule 13G dated February 24, 2003 as filed with the SEC.

(3) Includes 850,000 shares owned by Cornerstone, a company owned and managed by Mr. Guerin, and 600,000 shares owned by another entity controlled by Mr. Guerin. Also includes warrants issued to Cornerstone to purchase up to 450,000 shares of our common stock at $1.00 per share through September 12, 2003.

(4) Includes 31,500 shares held by Mr. Bolton's wife. Mr. Bolton disclaims beneficial ownership of these shares.

(5) Includes 1,700,000 shares held by Nichols and Company LLC, a company controlled by Mr. Nichols, and 15,000 shares held by Mr. Nichols' wife. Mr. Nichols disclaims beneficial ownership of the shares owned by his wife. Of the 1,700,000 shares owned by Nichols and Company LLC, 500,000 shares are subject to a stock restriction and repurchase agreement described in Item 12 below.

Ownership by 5 Percent Stockholders
-----------------------------------

The following table sets forth, as of March 31, 2003, the ownership of our common stock held by each person, not set forth in the table of Ownership by Directors and Executive Officers, who beneficially owns more than 5 percent of our common stock.

Beneficial Owner                 Number of Shares Owned  Percentage of Ownership
----------------                 ----------------------  -----------------------
Grove Investments, LLC (1)               1,200,000               6.8
4190 Lougheed Highway
Suite 204
Burnaby, British Columbia  V5C 6A8

Cornerstone Alliance, LLC (2)            1,300,000               7.2
138 Miller Avenue
#125
Mill Valley, CA 94941

Nichols and Company, LLC (3)             1,700,000               9.7
6700 West Dorado Drive
#41
Denver, CO 80123

-----------------------

(1) These shares are also included in the shares opposite Mr. Emsley's name in the table of Ownership by Directors and Executive Officers.

(2) These shares are also included in the shares opposite Mr. Guerin's name in the table of Ownership by Directors and Executive Officers.

(3) These shares are also included in the shares opposite Mr. Nichols' name in the table of Ownership by Directors and Executive Officers.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As described in Item 10 above, we and FS2 have entered into various service agreements with officers and directors of BSP and FS2.

We have set forth in Item 11 information regarding the stockholdings of our officers, directors and principal shareholders. Messrs. Emsley, Short, Guerin and Bolton were shareholders of FS2 and acquired BSP shares in connection with the business combination of BSP by FS2. Some of the shares held by Messrs. Short, Guerin and Bolton are subject to repurchase at cost pursuant to restricted stock purchase agreements if they cease to provide services to us. As of March 31, 2003, 49.5% of these shares remained subject to repurchase, of which restrictions will lapse as to 16.5% on each of the following dates: July 24, 2003, January 24, 2004 and July 24, 2004. In 2003, we also issued 250,000 shares to Mr. Guerin and 50,000 shares to Mr. Bolton for services rendered. These shares are not subject to repurchase rights. Mr. Guerin's affiliate, Cornerstone, also received a warrant to purchase up to 450,000 shares of our common stock at $1.00 per share through September 12, 2003.

We issued 550,000 shares in 2002 to Mr. Nichols' affiliate, Nichols and Company LLC, for services rendered. In addition, on September 13, 2002, we entered into a stock restriction and repurchase agreement with Nichols and Company LLC. Pursuant to the stock restriction and repurchase agreement, we issued 500,000 shares of our common stock to Nichols and Company LLC. We have the right to repurchase shares at $.001 per share if the number of our fully-diluted shares is less than 30 million on September 13, 2003. The number of shares that we may repurchase will be determined by the formula of 1,500,000 less 5% of the number of fully diluted shares. For purposes of the agreement, fully diluted shares mean the number of shares issued and outstanding or subject to outstanding warrants, options or convertible debt instruments. We have until December 12, 2003 to effect the repurchase. In 2003, we also issued 50,000 shares to Nichols and Company LLC for services rendered. These shares are not subject to repurchase.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit 2 Acquisition Agreement by and among the Company, FS2 Limited, the shareholders of FS2 Limited and Nichols & Co., LLC, dated September 12, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 8-K filed September 27, 2002).

         Exhibit 3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003).

         Exhibit 3.2       Bylaws   (incorporated   by   reference  to  the
                           Registrant's Form SB-2, filed February 1, 2002).

         Exhibit 4 Common Stock Certificate (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 10.1       Consulting Services Agreement between the
                           Company and Cornerstone Alliance, LLC, dated September 12, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 10.1.1 Restricted Stock Agreement and Consulting Services Agreement Modifications between the Company and Cornerstone Alliance, dated February 3, 2002 (filed herewith).

         Exhibit 10.2 Warrant to Purchase Common Shares issued by the Company to Cornerstone Alliance dated September 13, 2002 with respect to 450,000 shares of the Company's common stock (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 10.3 Operating Agreement between FS2 Limited and International Air Transport Association (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).*

         Exhibit 10.4 Restricted Stock Purchase Agreement between FS2 Limited and David Bolton, dated July 24, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003).

         Exhibit 10.5 Restricted Stock Purchase Agreement between FS2 Limited and Cornerstone Alliance, LLC (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 10.6 Restricted Stock Purchase Agreement between FS2 Limited and Red Sky Holdings, LLC (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 10.7 Support Agreement between FS2 Limited and K3 Business Technology Group plc, dated May 23, 2002. (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003)

         Exhibit 10.8      Agreement   between   FS2  Limited  and  World
                           Distribution  Consultants  Limited,  dated  April 15,
                           2002, as amended by the Deed of Variation (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003).

         Exhibit 10.9 Consulting and Services Agreement between FS2 Limited and Emsley Management Ltd., dated January 1, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003).

         Exhibit 10.10 Services Agreement between FS2 Limited and Videcom International Limited, dated May 28, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003).*

         Exhibit 10.10.1   Deed of  Variation  between  FS2 Limited and
                           Videcom   International   Limited   (incorporated  by
                           reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 10.11     Services Agreement between FS2 Limited and Webb
                           & Flo Inc., dated September 11, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).*

         Exhibit 10.12 Services Agreement between FS2 Limited and Thermeon Corporation, dated September 11, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003).*

         Exhibit 10.13     Engagement  Letter as Finance Director between
                           FS2 Limited and David J. Bolton, dated May 15, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003).

         Exhibit 10.14 Engagement Letter as Director - Corporate Development between FS2 Limited and F. William Guerin, dated May 15, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 10.15     Engagement  Letter as Director and COO between
                           FS2 Limited and Roger Emsley, dated May 15, 2002 incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15,
                           2003).

         Exhibit 10.16     Engagement Letter as Director,  Chairman of the
                           Board and CEO between FS2 Limited and Graeme Pearce, dated May 15, 2002 (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 10.17 Stock Restriction and Repurchase Agreement, dated July 24, 2002, between FS2 Limited and Peter Short (filed herewith).

         Exhibit 10.18 Stock Restriction and Repurchase Agreement, dated September 13, 2002, between BSP Onelink, Inc. and Nichols and Company LLC (filed herewith).

         Exhibit 21 Subsidiaries of the Registrant (incorporated by reference to an exhibit to the registrant's report on Form 10-KSB filed April 15, 2003).

         Exhibit 99.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                  CERTIFICATION

I, F. W. Guerin, certify that:

I have reviewed this report on Form 10-KSB/A of BSP ONElink, Inc.;

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



Dated: April 30, 2003                         BSP ONELINK, INC.



                                              By:  /s/ F.W. Guerin
                                                   -----------------------------
                                                   F.W. Guerin
                                                   President and Chief Executive
                                                   Officer

                                  CERTIFICATION

I, David Bolton, certify that:

I have reviewed this report on Form 10-KSB/A of BSP ONElink, Inc.;


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

Dated: April 30, 2003                         BSP ONELINK, INC.



                                              By:      /s/ David Bolton
                                                       -------------------------
                                                       David Bolton
                                                       Chief Financial Officer