Form 10QSB
period 2003-03-31
BSP ONELINK INC
filed 2003-05-15
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2003

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

Check  whether  the  issuer  (1) filed all report  required  to be filed  within
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[ X ] Yes     [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 17,115,489 shares of our common stock outstanding as of May 15, 2003.

Transitional Small Business Disclosure Format (check one) :  [ ]Yes [X] No

                                      INDEX

PART I - Financial Information

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

            Consolidated Condensed Balance Sheet - March 31, 2003             3
            Consolidated Condensed Statement of Operations                    4
            Consolidated Condensed Statement of Cash Flows                    6
            Consolidated Condensed Notes to Financial Statements              8

Item 2.  Management's Discussion and Analysis or Plan of Operation           14

Item 3.  Controls and Procedures                                             18

PART II - Other Information                                                  19

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities                                               19

Item 3.  Defaults upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   19

                                     PART 1

ITEM 1.  FINANCIAL INFORMATION

                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                           March 31,   December 31,
                                                                                2003           2002
                                                                         (unaudited)
                                                                                   $              $
                                                                           ---------   ------------
ASSETS

Current assets
Cash                                                                           7,377        110,170
Accounts receivable                                                             --           64,253
Prepaid expenses and other current assets                                       --            8,804
                                                                           ---------   ------------

Total current assets                                                           7,377        183,227
                                                                           ---------   ------------

Other assets
Fixed assets (net of $16,762 of accumulated depreciation                      26,037         27,313
   as of March 31, 2003 and $13,762 as of December 31, 2002)
Software development costs                                                 1,804,681      1,763,489
                                                                           ---------   ------------

Total other assets                                                         1,830,718      1,790,802
                                                                           ---------   ------------

Total assets                                                               1,838,095      1,974,029
                                                                           =========   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                                      2,495,856      2,218,443
Loans from officers                                                           22,681         12,246
Convertible notes                                                            338,683        336,400
Other current liabilities                                                     31,708           --
                                                                           ---------   ------------

Total current liabilities                                                  2,888,928      2,567,089
                                                                           ---------   ------------


Commitments and contingencies (Note 9)

                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)
                                                                           March 31,    December 31,
                                                                                2003            2002
                                                                         (unaudited)
                                                                                   $               $
                                                                          ----------      ----------
Stockholders' equity

Common stock, $0.001 par value, 100,000,000 shares authorized.  Issued
and outstanding shares: 17,115,489  as of March 31, 2003 and 16,765,489       17,115          16,765
as of December 31, 2002
Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 shares
issued and outstanding                                                          --              --
Additional paid-in capital                                                 4,683,831       3,584,581
Deficit accumulated during the development stage                          (5,751,779)     (4,194,406)
                                                                          ----------      ----------

Total stockholders' deficit                                               (1,050,833)       (593,060)
                                                                          ----------      ----------

Total liabilities and stockholders' deficit                                1,838,095       1,974,029
                                                                          ==========      ==========

            See Notes to Consolidated Condensed Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                   Accumulated
                                              Three month       Three month      from November
                                             period ended      period ended      6, 2000 (date
                                           March 31, 2003         March 31,      of inception)
                                                                       2002       to March 31,
                                                                                          2003
                                                        $                 $                  $
                                          ----------------    --------------     --------------
Sales                                                   -                 -                  -
Cost of sales                                           -                 -                  -
                                          ----------------    --------------     --------------

Gross profit                                            -                 -                  -

Operating expenses
Sales and marketing expenses                      160,775            87,000            756,454
General and administrative expenses             1,385,335           201,923          4,595,377
Depreciation and amortization                       3,000                 -             16,762
                                          ----------------    --------------     --------------

Total operating expenses                        1,549,110           288,923          5,368,593
                                          ----------------    --------------     --------------

Loss from operations                          (1,549,110)         (288,923)        (5,368,593)

Other income (expense)
Interest expense                                  (8,263)           (6,000)          (383,186)
                                          ----------------    --------------     --------------

Loss before income tax expense                (1,557,373)         (294,923)        (5,751,779)
Provision for income taxes                              -                 -                  -
                                          ----------------    --------------     --------------

Net loss after income taxes                   (1,557,373)         (294,923)        (5,751,779)
                                          ================    ==============     ==============

Loss per share basic and diluted                  $(0.09)         $(491.54)

            See Notes to Consolidated Condensed Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                                                                             Accumulated from
                                                                                                             November 6, 2000
                                                                                                                     (date of
                                                                   Three month           Three month            inception) to
                                                                  period ended          period ended           March 31, 2003
                                                                March 31, 2003             March 31,
                                                                                                2002
                                                                             $                     $                        $
                                                             ------------------    ------------------     --------------------
Cash flows from operating activities:


Net loss after income taxes                                        (1,557,373)             (294,923)              (5,751,779)


Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                         3,000                     -                   16,762

   Recognition of beneficial conversion feature                              -                     -                  328,766

   Issuance of warrants for services                                   350,000                     -                  480,000

   Issuance of shares in satisfaction of liabilities                         -                     -                1,093,204

   Issuance of shares for services                                     495,000                     -                1,133,000


Change in operating assets and liabilities:

   Accounts receivable                                                  64,253              (19,701)                        -

   Prepaid expenses                                                      8,804                     -                        -

   Accounts payable and accrued expenses                               320,904               148,000                1,521,145

   Other current liabilities                                            31,708                     -                   31,708
                                                             ------------------    ------------------     --------------------

Net cash used in operating activities                                (283,704)             (166,624)              (1,147,194)
                                                             ------------------    ------------------     --------------------

Cash flows from investing activities:

Software development costs                                            (82,800)             (140,000)                (836,347)

Purchase of fixed assets                                               (1,724)                     -                 (42,799)
                                                             ------------------    ------------------     --------------------

Cash used by investing activities                                     (84,524)             (140,000)                (879,146)
                                                             ------------------    ------------------     --------------------

Cash flows from financing activities:

Proceeds from issuance of convertible notes                                  -               509,250                1,466,036

Net proceeds from loans from executive officers (see Note 10)           10,435                     -                   22,681

Issuance of common stock                                               255,000                     -                  545,000

                                                             ------------------    ------------------     --------------------

Net cash provided by financing activities                              265,435               509,250                2,033,717
                                                             ------------------    ------------------     --------------------

Net (decrease) increase in cash                                      (102,793)               202,626                    7,377



(Continued)

                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)
                                                                                          Accumulated from
                                                                                          November 6, 2000
                                                                                                  (date of
                                           Three month period             Three month        inception) to
                                                        ended            period ended       March 31, 2003
                                               March 31, 2003          March 31, 2002

                                                            $                       $                    $
                                                     --------            --------                 --------
Net (decrease) increase in cash                      (102,793)            202,626                    7,377


Cash at beginning of period                           110,170                --                       --
                                                     --------            --------                 --------

Cash at end of period                                   7,377             202,626                    7,377
                                                     ========            ========                 ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest                                                 --                  --                       --

Income taxes                                             --                  --                       --


            See Notes to Consolidated Condensed Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)


1.   Financial statement presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The preparation of the consolidated financial statements requires BSP ONElink Inc.'s (the "Company's") management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited interim financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements and notes thereto included in BSP ONElink, Inc.'s 2002 Annual Report on Form 10-KSB, and all other BSP ONElink filings with the Securities and Exchange Commission.

The accompanying unaudited consolidated condensed financial statements include the accounts of BSP ONElink, Inc (a development stage company) and its wholly owned subsidiary, FS2 Limited. The accounting policies are consistent with those used in the financial statements for the year ended December 31, 2002. All material inter-company balances and transactions have been eliminated.

2.   Acquisition of FS2 Limited

On September 12, 2002, the Company closed an Acquisition Agreement by and among FS2 Limited, a company registered in England and Wales ("FS2"), all of the shareholders of FS2 and Nichols & Co., Inc (the "Agreement"). As a result, the Company acquired 100% of FS2 in exchange for 7,911,600 shares of the Company. The 7,911,600 common shares were issued to the common shareholders of FS2, on a share exchange ratio of 300 of the Company's common shares per one common share of FS2, which immediately after closing equalled 55% of the shares of the Company's common stock outstanding.

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

The Company has incurred losses from operations of $5,751,779 and has net current liabilities of $2,881,551 as of March 31, 2003. The Company's net working capital deficiency may not allow it to meet its financial commitments as presently structured.

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

4.   New accounting pronouncements yet to be adopted

In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has not determined the effect, if any, that SFAS No. 149 will have on its consolidated financial statements.

5.   Share capital

Common shares

                                                    March 31,   December 31,
                                                         2003           2002
                                                            $              $
                                                  -----------        --------
Common stock, $0.001 par value

Authorized 100,000,000; issued
and outstanding 17,115,489
In the period ended March 31, 2003                     17,115         16,765
                                                  -----------        --------

The  movements in common stock during
the three-month period to March 31, 2003 are as follows:

                                                    Number of              $
                                                       shares
Balance at December 31, 2002                      16,765,489          16,765
Issuance of common stock                             255,000             255
Issuance of common stock for services                495,000             495
Cancellation of common stock                        (400,000)           (400)
                                                  -----------        --------
                                                  17,115,489          17,115
                                                  -----------        --------

On January 30, 2003, Mr G Mullett resigned as Managing Director of FS2 Limited. 400,000 of the 900,000 common shares held by Mr Mullett were cancelled by the Company and he will be refunded at the original purchase price paid for the shares (approximately $0.005 per share after conversion for exchange rate and currency translation). Subsequent to the period on April 9, 2003, the Company issued 125,000 common shares under an agreement for the engagement of a consultant to provide public relations, investor relations and other services to the Company. Under the agreement, there is a future commitment to issue 125,000 common shares on January 1, 2004 and a further 150,000 common shares on January 1, 2005.

Warrants and options

The Company has the following
warrants and options outstanding:

                                           March 31, 2003   December 31,
                                                                    2002
                                                 --------       --------
Cornerstone Alliance, LLC                         450,000        450,000
Company Secretary of FS2                           50,000         50,000
Other non-related parties                         580,000        330,000
Noteholder (see below)                                  -        270,000
                                                 --------       --------
Total warrants and options outstanding          1,080,000      1,100,000
                                                 --------       --------

The holder of $338,683 convertible notes outstanding at March 31, 2003 (see Note
8) also held an option, exercisable through January 2, 2003, to purchase up to 270,000 shares of common stock of the Company at a price of $1.50 per share. The Company estimates that the fair value of this detachable warrant on the date of issue was nil. The option had not been exercised by the expiry date, however, the Company is considering extending the rights as the holder has expressed a desire to exercise the rights.

Under an agreement dated March 21, 2003 for the engagement of a consultant as investment banker, financial advisor and consultant to the Company, the Company issued warrants for 250,000 shares as a commencement retainer. These warrants are included above under Other non-related parties and can be exercised at $1.50 during the period April 4, 2003 through April 4, 2004. The fair value of these warrants on March 21, 2003 of $350,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 138%, a dividend yield of 0%, a risk-free interest rate of 4.83%, and a life of 1.04 years. The fair value of $350,000 has been included within general and administrative expenses in the statement of operations. Under the agreement, the Company has agreed to issue 100,000 warrants for each $1 million raised by the consultant. The exercise price is $1.50 for the first $3 million raised. Any amounts raised in addition to $3 million will result in the issuance of warrants at 120% of the lowest price paid by any investor in that placement. These future warrants will be exercisable immediately upon issue and shall expire three years after the date of issuance.

6.   Loss per share

The calculation of diluted loss per share is based on the following number of shares:

                                                  Three month      Three month
                                                 period ended     period ended
                                               March 31, 2003   March 31, 2002
                                                    Number of        Number of
                                                       shares           shares
Weighted average number of shares:
For basic and diluted loss per share               16,977,807              600
                                                   ----------   --------------

As a result of the net losses for the period ended March 31, 2003, the potential effect of the exercise of warrants and the conversion of notes was anti-dilutive. Therefore, 1,543,333 of potentially dilutive securities have not been included in the calculation of diluted loss per common share because to do so would have been anti-dilutive.

7.   Interest expense

                                   Three month     Three month
                                  period ended    period ended   Inception to
                                March 31, 2003  March 31, 2002      March 31,
                                --------------  --------------      ---------
                                                                         2003
                                             $               $              $
Interest expense on loan
  notes                                  8,263           6,000         54,420
Recognition of beneficial
  conversion feature                         -               -        328,766
                                --------------  --------------      ---------
                                         8,263           6,000        383,186
                                --------------  --------------      ---------

During the year ended December 31, 2002, $514,250 of convertible notes were issued and subsequently converted into 1,611,600 common shares of the Company. The conversion rate provided for conversion of the notes at a 40% discount to the estimated fair value of one common share of the Company at the commitment date. Consequently, in accordance with the requirements of Emerging Issues Task Force 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"), this conversion feature has been considered to be beneficial and $328,766 of the loan proceeds, equal to the conversion feature's intrinsic value, has been accounted for a debt discount which has been fully amortized into the income statement as interest expense.


8.   Convertible notes

                             March 31, 2003   December 31,
                                                      2002
                                          $              $
                             --------------   ------------
Convertible notes                   338,683        336,400
                             --------------   ------------


The principal of the convertible note outstanding at March 31, 2003 is $316,000 (December 31, 2002: $321,980). The note was issued on July 12, 2002, by FS2 at (pound)200,000, bears interest at 10% and is convertible, at the noteholders' option, into 193,333 shares of common stock of the Company. The conversion rate approximated the estimated fair value of one share of common stock of the Company at the date of issue and, consequently, is not considered to be beneficial. In addition to the conversion right, under the agreements, there was an option, exercisable through January 2, 2003, to purchase up to 270,000 shares of common stock of the Company at a price of $1.50 per share. The Company estimates that the fair value of this option on the date of issue was nil and consequently none of the proceeds of the note issue were allocated to equity. Although both of these rights expired unexercised on January 2, 2003, the Company is considering extending the rights to the noteholder as the noteholder has expressed a desire to exercise both rights.

9.   Commitments and contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As at March 31, 2003, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licences are expected to be determined when the Company begins to generate revenues.

The Company, through its wholly owned subsidiary FS2, has an Operating Agreement with the International Air Transport Association ("IATA"). Under the agreement, the Company has a license to use IATA's intellectual property in its integrated distribution and automated financial settlement service in return for fees and licenses. Under the agreement, IATA will provide access to its industry settlement systems, including billing and settlement plans, and assist with marketing the Company's services by actively endorsing and promoting service within IATA and by actively recommending the service to travel agents. The Company has agreed to use exclusively the IATA settlement system for the settlement of the system component of the Company's services. IATA will receive transaction fees for the services it provides and license fees for the use of the IATA brand and logo and in recognition of the value of the IATA investment in software and other facilities. License fees are payable based upon a percentage of the Company's revenues but capped as the percentage payable reduces as the level of revenue increases.

IATA may terminate the operating agreement if the Company is unable to obtain financing of a minimum of $7 million. At March 31, 2003 the Company has achieved over $3.5 million in financing. Due to the difficult climate for fundraising, IATA has agreed to extend the period of time for the Company to obtain the financing and to review progress on June 14, 2003. The term of the agreement is ten years, but may be extended by the Company for an additional ten years if it complied with its obligations under the agreement. The agreement may be earlier terminated by either party if the other has committed a material breach.

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

See also warrants and options in Note 5.

10.  Related party transactions

The following related party transactions took place during the period:

Transaction         Amount    Related Party

                              Agreement with IATA The Company, through its wholly owned subsidiary FS2, has an Operating Agreement with the International AirTransport Association ("IATA"). See Note 9.

                              Consulting and Services Agreements Cornerstone Alliance, LLC, a company in which Mr FW Guerin (Chief Executive Officer) is Manager has entered into a consulting services agreement with the Company to provide the services of Mr Guerin which terminates on December 31, 2004.



                              K3 Business Technology Group plc, a company in which Mr D Bolton (Chief Financial Officer) is a director, has entered into a consulting services agreement with FS2 to provide the services of Mr Bolton, which is terminable on three months notice.

                              Emsley Management Ltd, a company which is controlled by Mr R Emsley (Managing Director of
                              FS2), has entered into a consulting services agreement with FS2 to provide the services of Mr Emsley which terminates on December 31, 2003.

                              A holder of more than 5% of the Company's common stock has a consulting services agreement with FS2 which is terminable on three months notice.

Loans from          $22,681   Two executive officers loaned $38,475 to the
                              Company executive officers during the three-month period to March 31, 2003 to ensure key suppliers were paid. Of this, $23,360 was also repaid during the period, as was $4,446 of the amount outstanding at December 31, 2002.

Share grants                  On February 3, 2003, the Board agreed to grant
                              shares to the directors for their services to the Board during 2003. 50,000 common shares were granted to Cornerstone Alliance, LLC, a company in which Mr FW Guerin is Manager. 50,000 common shares were granted to Mr. D Bolton. 50,000 common shares were granted to Nichols & Company, LLC, a company owned by Mr. W E Nichols
                              (Director).

                              200,000 common shares were also granted to Cornerstone Alliance, LLC, in lieu of the annual bonus for 2003.


11.  Subsequent events

On April 9, 2003, the Company issued 125,000 common shares under an agreement for the engagement of a consultant to provide public relations, investor relations and other services to the Company. See Note 5.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following  discussion  regarding our financial  statements should be read in
conjunction  with  the  financial   statements   (including  the  notes  to  the
Consolidated Condensed Financial Statements) included herewith.

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

Software development costs

Software development designed to interface and link the systems in the BSP ONElink have been capitalized as the software is being developed for internal use. In assessing the future operational use of the software, management have made estimations with respect to future revenues and costs and the ongoing viability of the business. Management have determined that the software will reach the operational stage. If the software does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the software once the software has become operational and ready for use.

Results of operations for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002

We are a development stage company preparing to launch an integrated distribution and automated financial settlement service for the travel and tourism industry known as BSP ONElink. We commenced our development activities in January 2002.

We have no revenues or profits. Our operating expenses were $1,549,110 during the three-month period ended March 31, 2003 compared to $288,923 during the comparative period for 2002.

Compensation and payments to consultants within general and administrative expenses amounted to $739,209 in the first three months of 2003, including $275,000 for the cost of shares granted to certain service providers and directors to reward them for their services and $200,000 for the cost of shares granted in lieu of an annual bonus due for 2003. These share grants are included at a fair value of $1 per share, based on management's estimate. Other compensation and payments to consultants within general and administrative expenses was $264,209 compared to $45,000 in 2002. The significant component of costs within sales and marketing is for compensation and payments to sales consultants, being $130,309 in the three-month period to March 31, 2003 compared with $72,000 in the comparative period in 2002. The number of consultants retained in the three-month period to March 31, 2002 was lower than during the same period in 2003 as we had only just commenced our development activities. We had no employees during the period through March 2003 as all work was undertaken under contracts with consultants working as sub-contractors. For the remainder of 2003, these consultants will continue working as sub-contractors. As we approach the launch of the BSP ONElink service in Western Europe, we will review the need to establish an implementation team of sales and technical advisors.

Professional fees were $550,586 in the three-month period ended March 31, 2003, including $350,000 for the cost of warrants issued to a financial adviser, compared with $24,000 in the same period in 2002. The costs in the three-month period to March 31, 2003 are for legal and financial services in relation to SEC filings and the ongoing support of the business. In the comparative period in 2002, the costs related to legal advise in connection with agreements with software suppliers and service providers as the company was starting-up. Fund-raising costs were $25,144 in the three-month period to March 31, 2003 compared with $80,000 in the same period in 2002 as the level of new funds introduced in the first three months of 2003 were only $255,000 compared with $509,250 in the same period in 2002, and the percentage paid to fund-raisers has been reduced in 2003.

Marketing costs, including public and investor relations, was $29,218 in the three-month period to March 31, 2003 whereas no such costs were incurred in the comparative period in 2002 due to the stage of the company's development. Travel costs were $16,922 in the first three months of 2003 compared with $42,015 in the same period in 2002. These costs relate to personnel involved in business development, software development and general management. These costs were higher in the first three months of 2002 when our development activities commenced as it was necessary for us to meet more frequently to define the project and software requirements.

Depreciation and amortization of $3,000 related to computer equipment purchased after March 2002. $1,724 was incurred on computer equipment during the three-month period ended March 31, 2003.

Interest expense of $8,263 for the three-month period ended March 31, 2003 and $6,000 for the corresponding period in 2002 is interest incurred on convertible loan notes.

The net loss attributable to common stockholders was $1,557,373 for the three-month period ended March 31, 2003 and is $5,751,779 since inception. We do not consider this indicative of any trend as we are still in the development stage.

We have expended $1,804,681 on software development costs since our development activities commenced. $300,000 was incurred through March 31, 2002. A further $41,192 was incurred in the three-month period ended March 31, 2003. These costs, which include the external technical development time costs specific to this development, have been capitalized. We expect to commence amortizing these costs when the software is operational and ready for use.

Liquidity and capital resources

We require substantial additional funding to support the development, testing and roll out of the BSP ONElink and provide working capital. We had cash balances of $7,377 as of March 31, 2003, and the continuation of the project has relied, and continues to rely, on the ongoing support of the suppliers and consultants pending further funding. We are actively seeking equity financing and are using investment bankers and other appropriate financial advisers and institutions to support this process. Based upon our assessment of the market for the BSP ONElink and anticipated revenues and expenses, the business is not expected to breakeven until 2004 at the earliest. Our plans are dependent upon obtaining substantial additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be affected adversely. There is no assurance that we will be successful in raising this additional capital.

We have no material long-term commitments to acquire capital assets and have no plans to acquire any significant equipment during 2003.

Outlook

We successfully conducted a test pilot of our system in Ireland in November 2002. We expect to begin implementing our service on a limited basis during the third quarter of 2003, but that is dependent on funding being available to complete the enhancements to the pilot system that have been identified.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          Our Management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange of 1934 as of a date (the "evaluation date") within 90 days prior to the filing date of this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information related to us required to be filed in the Interim Report has been made known to them in a timely manner.

     (b)  Changes in Internal Controls.

          There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 2. CHANGES IN SECURITIES

During the three months ended March 31, 2003, we issued shares of our common stock to the following individuals and corporations which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

Date                Name                         Number of    Consideration
                                                    Shares

--------------------------------------------------------------------------------
January 31, 2003    Arthur F Kerckhoff              20,000    Cash
--------------------------------------------------------------------------------
January 31, 2003    Rickie Ruben Kerckhoff           5,000    Cash
--------------------------------------------------------------------------------
January 31, 2003    Scott Sandler                   10,000    Cash
--------------------------------------------------------------------------------
January 31, 2003    Lillian Sandler                 20,000    Cash
--------------------------------------------------------------------------------
January 31, 2003    David B Pate                    10,000    Cash
--------------------------------------------------------------------------------
January 31, 2003    Arnold Gelfand                  25,000    Cash
--------------------------------------------------------------------------------
January 31, 2003    Richard Arkin                    6,000    Cash
--------------------------------------------------------------------------------
January 31, 2003    Jeffrey B Detwiler              20,000    Conversion of debt
--------------------------------------------------------------------------------
January 31, 2003    Cornerstone Alliance, LLC      139,000    Conversion of debt
--------------------------------------------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 99.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



          (b)  Reports on Form 8-K

               Report on Form 8-K filed on March 12, 2003, making available the Corporate Profile.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2003 by the undersigned, thereunto duly authorized.


                                BSP ONELINK, INC


                                  /s/F.W. Guerin
                                  -----------------------
                                  F. W. Guerin
                                  Chief Executive Officer

                                 /s/David Bolton
                                  -----------------------
                                 David Bolton
                                 Chief Financial Officer
                                 (Principal Financial Officer)

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


Dated:  May 15, 2003

         /s/ F. W. Guerin
         ------------------------
         F. W. Guerin
         Chief Executive Officer

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


Dated:  May 15, 2003

         /s/ David Bolton
         ------------------------
         David Bolton
         Chief Financial Officer