Form 10QSB
period 2003-06-30
BSP ONELINK INC
filed 2003-08-19
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended: June 30, 2003
                                                  -------------

                           Commission File No. 0-50044
                                               -------

                                BSP ONELINK, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    DELAWARE
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1941213
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                                One Market Plaza
                             Spear Tower, 36th Floor
                             San Francisco, CA 94105
                                 (415) 293-8277
         --------------------------------------------------------------
         (Address and telephone number of principal executives offices)


Check  whether  the  issuer  (1) filed all report  required  to be filed  within
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                                [X] Yes [] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 18,118,109 shares of our common stock outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format (check one) :  [ ]Yes [X] No

                                      INDEX

PART I - Financial Information

                                                                           Page
Item 1. Financial Statements

             Consolidated Condensed Balance Sheet - June 30, 2003             3
             Consolidated Condensed Statement of Operations                   5
             Consolidated Condensed Statement of Cash Flows                   6
             Notes to Consolidated Condensed Financial Statements             9

Item 2.      Management's Discussion and Analysis or Plan of Operation       18

Item 3.      Controls and Procedures                                         23

PART II - Other Information

Item 2.      Changes in Securities                                           23

Item 5.      Other Information                                               24

Item 6.      Exhibits and Reports on Form 8-K                                24

Signatures                                                                   24

                                     PART 1

ITEM 1. FINANCIAL INFORMATION

                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               June 30,
                                                   2003    December 31,
                                            (unaudited)            2002
                                                      $               $
                                              ---------       ---------
ASSETS

Current assets
Cash                                             94,659         110,170
Accounts receivable                             166,800          64,253
Prepaid expenses and other current assets          --             8,804
                                              ---------       ---------

Total current assets                            261,459         183,227
                                              ---------       ---------

Other assets
Fixed assets (net of $19,762 of accumulated
   depreciation as of June 30, 2003 and
   $13,762 as of December 31, 2002)              23,037          27,313
Software development costs                    1,804,681       1,763,489
                                              ---------       ---------

Total other assets                            1,827,718       1,790,802
                                              ---------       ---------

Total assets                                  2,089,177       1,974,029
                                              =========       =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses         2,822,206       2,218,443
Loans from officers                              15,271          12,246
Convertible notes                                42,023         336,400
Other current liabilities                        54,908            --
                                              ---------       ---------

Total current liabilities                     2,934,408       2,567,089
                                              ---------       ---------

Commitments and contingencies (Note 9)


            See Notes to Consolidated Condensed Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                      June 30,
                                                          2003       December 31,
                                                   (unaudited)               2002
                                                             $                  $
                                                    ----------         ----------
Stockholders' deficit

Common stock, $0.001 par value, 100,000,000
  shares authorized.  Issued and outstanding
  shares: 17,878,570 as of June 30, 2003 and
  16,765,489 as of December 31, 2002                     17,879             16,765
Preferred stock $0.001 par value, 5,000,000
  shares authorized, 0 shares issued and
  outstanding                                              --                 --
Additional paid-in capital                            6,593,367          3,584,581
Deficit accumulated during the development
  stage                                              (7,456,477)        (4,194,406)
                                                     ----------         ----------

Total stockholders' deficit                            (845,231)          (593,060)
                                                     ----------         ----------

Total liabilities and stockholders' deficit           2,089,177          1,974,029
                                                    ==========         ==========


            See Notes to Consolidated Condensed Financial Statements

                                BSP ONELINK, INC
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)


                                    Three month      Three month             Six month          Six month   Accumulated from
                                   period ended     period ended          period ended       period ended   November 6, 2000
                                       June 30,         June 30,         June 30, 2003      June 30, 2002           (date of
                                           2003             2002                                               inception) to
                                                                                                               June 30, 2003
                                              $                $                     $                  $                  $
                                      ----------         ----------         ----------         ----------         ----------
Sales                                       --                 --                 --                 --                 --
Cost of sales                               --                 --                 --                 --                 --
                                      ----------         ----------         ----------         ----------         ----------

Gross profit                                --                 --                 --                 --                 --

Operating expenses
Sales and marketing expenses             113,903            148,884            253,034            235,884            848,713
General and administrative
expenses                               1,325,238            192,919          2,732,217            394,842          5,942,259
Depreciation and amortization              3,000              3,000              6,000              3,000             19,762
                                      ----------         ----------         ----------         ----------         ----------

Total operating expenses               1,442,141            344,803          2,991,251            633,726          6,810,734
                                      ----------         ----------         ----------         ----------         ----------

Loss from operations                  (1,442,141)          (344,803)        (2,991,251)          (633,726)        (6,810,734)

Loss of extinguishment of
debt                                    (254,340)                --           (254,340)                --           (254,340)

Other expense
Interest expense                         (8,217)            (16,500)           (16,480)           (22,500)          (391,403)

                                      ----------         ----------         ----------         ----------         ----------

Loss before income tax expense        (1,704,698)          (361,303)        (3,262,071)          (656,226)        (7,456,477)

Provision for income taxes                  --                 --                 --                 --                 --
                                      ----------         ----------         ----------         ----------         ----------

Net loss after income taxes           (1,704,698)          (361,303)        (3,262,071)          (656,226)        (7,456,477)
                                      ==========         ==========         ==========         ==========         ==========

Loss per share basic and              $    (0.10)        $  (602.17)        $    (0.19)        $(1,093.71)
diluted

            See Notes to Consolidated Condensed Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                                     Accumulated from
                                                          Six month period            Six month      November 6, 2000
                                                                     ended         period ended    (date of inception)
                                                             June 30, 2003             June 30,       to June 30, 2003
                                                                                           2002
                                                                         $                    $                      $
                                                                ----------             --------             ----------
Cash flows from operating activities:


Net loss after income taxes                                     (3,262,071)            (656,226)            (7,456,477)

Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                     6,000                3,000                 19,762
   Recognition of beneficial conversion feature                        --                  --                  328,766
   Convertible loan discount                                         3,367                 --                    3,367
   Loss on extinguishment of debt                                  254,340                 --                  254,340
   Issuance of warrants for services                               851,000                 --                  981,000
   Issuance of shares in satisfaction of liabilities                  --                   --                1,093,204
   Issuance of shares for services                                 882,865                 --                1,520,865

Change in operating assets and liabilities:

   Accounts receivable                                            (102,547)             (31,391)              (166,800)
   Prepaid expenses                                                  8,804                 --                     --
   Accounts payable and accrued expenses                           718,951              376,998              1,919,192
   Other current liabilities                                        54,908                 --                   54,908
                                                                ----------             --------             ----------

Net cash used in operating activities                             (584,383)            (307,619)            (1,447,873)
                                                                ----------             --------             ----------

Cash flows from investing activities:


Software development costs                                        (141,600)            (390,000)              (895,147)
Purchase of fixed assets                                            (1,724)             (40,971)               (42,799)
                                                                ----------             --------             ----------

Cash used by investing activities                                 (143,324)            (430,971)              (937,946)
                                                                ----------             --------             ----------

Cash flows from financing activities:

Proceeds from issuance of convertible notes                         85,727              748,750              1,551,763
Proceeds from issuance of warrants                                  14,273                 --                   14,273
Proceeds from loans                                                 15,000                 --                   15,000
Net proceeds from loans from executive officers                      3,025                 --                   15,271
  (see Note 10)
Issuance of common stock                                           594,171                    2                884,171

                                                                ----------             --------             ----------

Net cash provided by financing activities                          712,196              748,752              2,480,478
                                                                ----------             --------             ----------

Net (decrease) increase in cash                                    (15,511)              10,162                 94,659


(Continued)

                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)




                                                                                      Six month       Accumulated from
                                                          Six month period                            November 6, 2000
                                                                     ended         period ended    (date of inception)
                                                             June 30, 2003             June 30,       to June 30, 2003
                                                                                           2002
                                                                         $                    $                      $
                                                                ----------             --------             ----------

Net (decrease) increase in cash                                    (15,511)              10,162                 94,659

Cash at beginning of period                                        110,170                 --                     --
                                                                ----------             --------             ----------

Cash at end of period                                               94,659               10,162                 94,659
                                                                ==========             ========             ==========

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest                                                              --                   --                     --

Income taxes                                                          --                   --                     --

            See Notes to Consolidated Condensed Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)


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

The Company has incurred losses from operations since its inception on November 6, 2000, of $7,456,477 and has net current liabilities of $2,672,949 as of June 30, 2003. The Company's net working capital deficiency may not allow it to meet its financial commitments as presently structured.

The Company requires further funding to ensure the continued development of its products and services. Management is confident of raising additional funds. The Company has engaged investment bankers and other advisers to support this process and is actively seeking private financing of several million dollars. However, there can be no assurances that subsequent fund raising will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.


4.   New accounting pronouncements yet to be adopted

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. Many of these instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS 150 is not expected to have a material effect on the condensed consolidated financial statements.

5.   Share capital


Common shares

                                                                     June 30,   December 31,
                                                                         2003           2002
                                                                            $              $
                                                                  -----------        -------
Common stock, $0.001 par value

Authorized 100,000,000; issued and outstanding 17,878,570              17,879         16,765
in the period ended June 30, 2003
                                                                  -----------        -------

The movements in common stock during the six-month period to June 30, 2003 are as follows:


                                                                    Number of
                                                                       shares              $
                                                                  -----------        -------
Balance at December 31, 2002                                       16,765,489         16,765
Issuance of common stock                                              594,171            594
Issuance of common stock for services                                 694,315            695
Issuance of common stock on conversion of
  convertible loan notes                                              224,595            225
Cancellation of common stock                                         (400,000)          (400)
                                                                  -----------        -------
                                                                   17,878,570         17,879
                                                                  -----------        -------

Included within issuance of common stock for services are 125,000 common shares issued under an agreement for the engagement of a consultant to provide public relations, investor relations and other services to the Company. Under the agreement, there is a future commitment to issue 125,000 common shares on January 1, 2004 and a further 150,000 common shares on January 1, 2005.

On January 30, 2003, Mr G Mullett resigned as Managing Director of FS2 Limited. 400,000 of the 900,000 common shares held by Mr Mullett were cancelled by the Company and he will be refunded at the original purchase price paid for the shares (approximately $0.005 per share after conversion for exchange rate and currency translation).

Subsequent to the period end, the Company issued 139,539 common shares for cash of $166,400, and 100,000 of warrants issued to non-related parties (see Warrants and options below) were exercised at $1.50.

Warrants and options

The Company has the following warrants and options outstanding:

                                              June 30, 2003   December 31,
                                                                      2002
Cornerstone Alliance, LLC                           450,000        450,000
Company Secretary of FS2                             50,000         50,000
Other non-related parties                         1,170,000        330,000
Noteholder (see below)                                    -        270,000
                                                   --------       --------
Total warrants and options outstanding            1,670,000      1,100,000
                                                   --------       --------

An option held by a noteholder at December 31, 2002 to purchase up to 270,000 shares of common stock of the Company at a price of $1.50 per share expired during 2003 and was not exercised.

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

Under an agreement dated June 19, 2003, the Company issued warrants for 20,000 shares in connection with a convertible loan (see Note 8). These warrants are included above under Other non-related parties and can be exercised at $1.50 during the period June 19, 2003 through June 19, 2006. The fair value of these warrants on June 19, 2003 of $22,200 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $22,200 has been included within general and administrative expenses in the statement of operations.

Under an agreement dated July 2, 2003 which replaced an agreement dated June 19, 2003, for the engagement of a consultant as a management consultant to the Company, the Company issued warrants for 300,000 shares. These warrants are included above under Other non-related parties and can be exercised at $1.50 during the period July 2, 2003 through July 2, 2004 and there is no minimum service period that is required before the warrants can be exercised. The fair value of these warrants on June 19, 2003 of $252,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $252,000 has been included within general and administrative expenses in the statement of operations.

Under an agreement dated July 2, 2003 which replaced an agreement dated June 19, 2003, for the engagement of a consultant as a management consultant to the Company, the Company issued warrants for 270,000 shares. These warrants are included above under Other non-related parties and can be exercised at $1.50 during the period July 2, 2003 through July 2, 2004 and there is no minimum service period that is required before the warrants can be exercised. The fair value of these warrants on June 19, 2003 of $226,800 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $226,800 has been included within general and administrative expenses in the statement of operations.

6.   Loss per share

The calculation of basic and diluted loss per share is based on the following number of shares:

                                                       Three month    Three month       Six month      Six month
                                                      period ended   period ended    period ended   period ended
                                                          June 30,       June 30,   June 30, 2003       June 30,
                                                              2003           2002                           2002
                                                         Number of      Number of       Number of      Number of
                                                            shares         shares          shares         shares
                                                        ----------       --------        --------       --------
Weighted average number of shares:
For basic and diluted loss per share                    17,006,836            600      17,245,690            600
                                                        ----------       --------        --------       --------

As a result of the net losses for the period ended June 30, 2003, the potential effect of the exercise of warrants and the conversion of notes was anti-dilutive. Therefore, 1,736,667 of potentially dilutive securities have not been included in the calculation of diluted loss per common share because to do so would have been anti-dilutive.

7.   Interest expense

                                         Three month    Three month       Six month      Six month
                                        period ended   period ended    period ended   period ended
                                            June 30,       June 30,        June 30,        June 30,      Inception to
                                                2003           2002            2003           2002      June 30, 2003
                                                   $              $               $              $                  $
                                        ------------   ------------    ------------    -----------      -------------
Interest expense on loan notes             4,850            16,500         13,113          22,500              59,270
Recognition of beneficial
conversion feature                            --                --             --              --             328,766
Convertible loan discount
                                           3,367                --          3,367              --               3,367
                                        ------------   ------------    ------------    -----------      -------------
                                           8,217            16,500         16,480          22,500             391,403
                                        ============   ============    ============    ============     =============


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

During the quarter ended June 30, 2003, $100,000 of convertible notes which are convertible into 66,667 common shares of the Company, plus 20,000 detachable warrants exercisable at $1.50 per share (Note 5), were issued for aggregate proceeds of $100,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $14,273 was allocated to the warrants and $85,727 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $47,334, equal to the conversion feature's intrinsic value The beneficial conversion feature together with the value allocated to the warrants, totalling $61,607, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan (December 19, 2003). $3,367 of debt discount has been amortized into the income statement as interest expense through the period to June 30, 2003.

8.   Convertible notes

                                   June 30,   December 31,
                                       2003           2002
                                          $              $
Convertible notes                    42,023        336,400
                                   --------       --------


The principal of the convertible note outstanding at June 30, 2003 is $100,000. The note was issued on June 19, 2003, bears interest at 8% and is convertible, at the noteholders' option, into 66,667 shares of common stock of the Company. The note is convertible through December 19, 2003. The conversion rate provided for conversion of the notes at 25% discount to the fair value of one common share of the Company at the commitment date. In addition to the conversion right, under the agreements, there was a warrant, exercisable through June 19, 2006, to purchase up to 20,000 shares of common stock of the Company at a price of $1.50 per share. The Company estimates that the fair value of this warrant on the date of issue was $22,200 and consequently, in accordance with Accounting Principles Board Opinion 14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants"), $14,273 of the proceeds of the note issue were allocated to equity. In addition, in accordance with Emerging Issues Task Force 95-8 and 00-27, $47,334 of the loan proceeds have been considered to be the beneficial conversion feature. See Note 7.

The conversion rights relating to the note outstanding at December 31, 2002 expired on January 2, 2003. The note including the interest accrued, was settled by the issue of 209,595 shares of common stock of the Company on May 15, 2003. An amount of $254,340 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

9.   Commitments and contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As at June 30, 2003, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licences are expected to be determined when the Company begins to generate revenues.

The Company, through its wholly owned subsidiary FS2, has an Operating Agreement with the International Air Transport Association ("IATA"). Under the agreement, the Company has a license to use IATA's intellectual property in its integrated distribution and automated financial settlement service in return for transaction and license fees. Under the agreement, IATA will provide access to its industry settlement systems, including billing and settlement plans, and assist with marketing the Company's services by actively endorsing and promoting service within IATA and by actively recommending the service to travel agents. The Company has agreed to use exclusively the IATA settlement system for the settlement of the system component of the Company's services. IATA will receive transaction fees for the services it provides and license fees for the use of the IATA brand and logo and in recognition of the value of the IATA investment in software and other facilities. License fees are payable based upon a percentage of the Company's revenues but capped as the percentage payable reduces as the level of revenue increases.

IATA was entitled to terminate the operating agreement if the Company was unable to obtain financing of a minimum of $7 million. The Company is working towards achieving this contractual commitment on funding and believes this commitment will be met. The term of the agreement is ten years, but may be extended by the Company for an additional ten years if the Company complies with its obligations under the agreement. The agreement may be earlier terminated by either party if the other has committed a material breach.

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

10.  Related party transactions

The following related party transactions took place during the period:

    Transaction                Amount                  Related Party
-----------------------       ---------       ----------------------------------

Agreement                                     The  Company, through its wholly
with   IATA                                   owned  subsidiary FS2, has an
                                              Operating  Agreement  with  the
                                              International  Air Transport
                                              Association ("IATA"). See Note 9.


Consulting and Services                       Cornerstone  Alliance,  LLC, a
Agreements                                    company in which Mr FW Guerin
                                              (Chief  Executive  Officer) is
                                              Manager  has  entered  into a
                                              consulting  services  agreement
                                              with the Company to provide the
                                              services of Mr Guerin which
                                              terminates  on December 31, 2004.

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

                                              A holder of more than 5% of the
                                              Company's  common stock has
                                              an  employment  agreement  with
                                              FS2 which is  terminable  on
                                              three months notice.


Loans from                    $15,271         Two executive  officers loaned
executive officers                            $24,960 to the Company during
                                              the  three-month  period  to
                                              June  30,  2003 to  ensure  key
                                              suppliers were paid. Of this,
                                              $9,804 was also repaid during
                                              the period, as was $7,566 of the
                                              amount outstanding at March 31,
                                              2003.  A  further  $271 was
                                              repaid on July 1, 2003 and
                                              $15,000  on  August  1,  2003.
                                              In  addition,   $15,000  was
                                              converted  into 15,000 shares of
                                              common stock of the Company
                                              during the quarter ended
                                              June 30, 2003.

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

                                              200,000  common  shares  were
                                              also  granted  to  Cornerstone
                                              Alliance, LLC, for services.

11.  Subsequent events

a) Subsequent to the period end, the Company issued 139,539 common shares for cash of $166,400, and 100,000 of warrants issued to non-related parties (see Warrants and options below) were exercised at $1.50.

b) Under agreements dated July 2, 2003 for the engagement of consultants as management consultants to the Company, the Company issued warrants for 300,000 and 270,000 shares, as detailed in Note 5.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include unanticipated software development problems, availability of capital, support of suppliers and consultants, and future market and economic conditions.

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

Our service is scheduled to be launched in late 2003. Our service is intended to offer travel agents an extended range of bookable and commissionable products and services coupled with the expectation that payments to suppliers will be handled easily and with no extra effort. Our goal is to provide for the first time to the travel and tourism industry the same integrated distribution and settlement service that the airlines enjoy today. For travel suppliers BSP ONElink is expected to open up a new channel of distribution by providing access to over 55,000 International Air Transport Association (IATA) accredited agencies with the ability to be paid electronically in the country and currency of choice through IATA's financial settlement systems.

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

Software development costs

Software development designed to interface and link the systems in the BSP ONElink have been capitalized as the software is being developed for internal use. In assessing the future operational use of the software, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. Management has determined that the software will reach the operational stage. If the software does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the software once the software has become operational and ready for use.

Results of operations for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002

We are a development stage company preparing to launch an integrated distribution and automated financial settlement service for the travel and tourism industry known as BSP ONElink. We commenced our development activities in January 2002.

We have no revenues or profits. Our operating expenses, including $876,550 for the cost of warrants issued and the fair value of shares issued, were $1,442,141 during the three-month period ended June 30, 2003 compared to $344,803 during the comparative period for 2002.

Compensation and payments to consultants within general and administrative expenses amounted to $248,784 in the quarter ended June 30, 2003, including $50,000 for the cost of shares granted for services, compared to $66,000 in 2002. The significant component of costs within sales and marketing is for compensation and payments to sales consultants, being $95,326 in the three-month period to June 30, 2003 compared with $136,000 in the comparative period in 2002. The number of consultants within general and administrative activities has risen since the reverse takeover in September 2002 as the Company's management has been strengthened to meet the Company's needs. One consultant who assisted with sales and marketing in 2002 has become Operations Director of FS2 in 2003 and his costs are now included within general and administrative expenses. The overall number of consultants retained in the three-month period to June 30, 2002 was lower than during the same period in 2003 as we had only just commenced our development activities. During June 2003, six consultants who had been working as sub-contractors became employees of FS2 Limited. Prior to this all work was undertaken under contracts with consultants working as sub-contractors. As we approach the launch of the BSP ONElink service in Western Europe, we will review the need to establish an implementation team of sales and technical advisors.

Professional fees were $639,217 in the three-month period ended June 30, 2003, including $501,000 for the cost of warrants issued to advisers, compared with $82,284 in the same period in 2002. The costs in the three-month period to June 30, 2003 are for legal and financial services in relation to SEC filings and the ongoing support of the business. In the comparative period in 2002, the costs related to legal advice in connection with agreements with software suppliers and service providers as the Company was starting-up. Advisory fees for corporate financiers were $335,108 in the three-month period to June 30, 2003, including $325,550 for the fair value of shares issued to advisers, compared with $5,000 in the same period in 2002. During the three-month period ended June 30, 2003, shares were issued to settle outstanding loans (see Note 8 to the financial statements included within this filing). An amount of $254,340 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

Marketing costs, including public and investor relations, was $17,818 in the three-month period to June 30, 2003 whereas only $1,000 was incurred in the comparative period in 2002 due to the stage of the Company's development. Travel costs were $14,557 in the three month period ended June 30, 2003 compared with $53,745 in the same period in 2002. These costs relate to personnel involved in business development, software development and general management. These costs were higher during 2002 when our development activities commenced as it was necessary for us to meet more frequently to define the project and software requirements.

Depreciation and amortization was $3,000 in the three-month period ended June 30, 2003 and in the comparative period in 2002 and related to computer equipment. There was no additional expenditure incurred on computer equipment during the three-month period ended June 30, 2003.

Interest expense of $8,217 for the three-month period ended June 30, 2003 includes $4,850 interest incurred on convertible loan notes together with a convertible loan discount of $3,367(see Note 7 to the financial statements included within this filing). Interest for the corresponding period in 2002 of $16,500 is interest incurred on convertible loan notes.

The net loss attributable to common stockholders was $1,704,698 for the three-month period ended June 30, 2003 and is $7,456,477 since inception. We do not consider this indicative of any trend as we are still in the development stage.

We have expended $1,804,681 on software development costs since our development activities commenced, of which $873,000 was incurred through June 30, 2002. There was no expenditure incurred in the three-month period ended June 30, 2003 as development was curtailed pending the raising of additional funds. However, the development recommenced at the beginning of July 2003. These costs, which include the external technical development time costs specific to this development, have been capitalized. We expect to commence amortizing these costs when the software is operational and ready for use.

Results of operations for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002

We have no revenues or profits for the period since inception as we are a development stage company preparing to launch an integrated distribution and automated financial settlement service for the travel and tourism industry. Our operating expenses, including $1,721,550 for the cost of warrants issued and the fair value of shares issued, were $2,991,251 during the six-month period ended June 30, 2003 compared to $633,726 during the comparative period for 2002.

Compensation and payments to consultants within general and administrative expenses amounted to $1,009,636 in the six-months ended June 30, 2003 including $525,000 for the cost of shares granted for services, compared to $111,000 in 2002. The significant component of costs within sales and marketing is for compensation and payments to sales consultants, being $203,991 in the six-month period to June 30, 2003 compared with $208,000 in the comparative period in 2002. The number of consultants within general and administrative activities has risen since the reverse takeover in September 2002 as the Company's management has been strengthened to meet the Company's needs. One consultant who assisted with sales and marketing in 2002 has become Operations Director of FS2 in 2003 and his costs are now included within general and administrative expenses. The overall number of consultants retained in the six-month period to June 30, 2002 was lower than during the same period in 2003 as we had only just commenced our development activities.

Professional fees were $1,189,803 in the six-month period ended June 30, 2003, including $851,000 for the cost of warrants issued to advisers, compared with $106,284 in the same period in 2002. The costs in the six-month period to June 30, 2003 are for legal and financial services in relation to SEC filings and the ongoing support of the business. In the comparative period in 2002, the costs related to legal advice in connection with agreements with software suppliers and service providers as the Company was starting-up. Advisory fees for corporate financiers were $360,252 in the six-month period to June 30, 2003, including $345,550 for the fair value of shares issued to advisers, compared with $85,000 in the same period in 2002. During the six-month period ended June 30, 2003, shares were issued to settle outstanding loans (see Note 8 to the financial statements included within this filing). An amount of $254,340 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

Marketing costs, including public and investor relations, was $47,391 in the six-month period to June 30, 2003 whereas only $1,000 was incurred in the comparative period in 2002 due to the stage of the Company's development. Travel costs were $31,479 in the six-month period ended June 30, 2003 compared with $95,760 in the same period in 2002 due to the stage of the company's development as a loss on extinguishment of debt.

Depreciation and amortization was $6,000 in the six-month period ended June 30, 2003 and $3,000 in the comparative period in 2002 and related to computer equipment the majority of which was purchased in the quarter ended June 20, 2002. $1,724 was incurred on computer equipment during the six-month period ended June 30, 2003.

Interest expense of $16,480 for the six-month period ended June 30, 2003 includes $13,113 interest incurred on convertible loan notes together with a convertible loan discount of $3,367(see Note 7 to the financial statements included within this filing). Interest for the corresponding period in 2002 of $22,500 is interest incurred on convertible loan notes.

The net loss attributable to common stockholders was $3,262,071 for the six-month period ended June 30, 2003. We do not consider this indicative of any trend as we are still in the development stage.

We have expended $1,804,681 on software development costs since our development activities commenced, of which $41,192 was incurred in the six-month period ended June 30, 2003. $873,000 was incurred through June 30, 2002. These costs, which include the external technical development time costs specific to this development, have been capitalized. We expect to commence amortizing these costs when the software is operational and ready for use.


Liquidity and capital resources

We require substantial additional funding to support the development, testing and roll out of the BSP ONElink and to provide working capital. We had cash balances of $94,659 as of June 30, 2003, and the continuation of the project has relied, and continues to rely, on the ongoing support of the suppliers and consultants pending further funding. The cash on hand is not adequate to launch the BSP ONElink service. We are actively seeking equity financing and are using investment bankers and other advisers to support this process. We are also taking advantage of opportunities to pay for services with shares of our common stock to conserve cash. Certain of our warrant holders have confirmed their intention to exercise some of their warrants in August and September 2003. This is expected to contribute sufficient funds to take the business through to launch and into 2004. However, based upon our assessment of the market for the BSP ONElink service and anticipated revenues and expenses, the business is not expected to breakeven until late 2004 at the earliest. Our plans are dependent upon obtaining substantial additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be affected adversely. There is no assurance that we will be successful in raising this additional capital.

We have no material long-term commitments to acquire capital assets and have no plans to acquire any significant equipment during 2003.


Outlook

We successfully conducted a test pilot of our system in Ireland in November 2002. We expect to begin implementing our service on a limited basis during late 2003, once the enhancements to the pilot system are complete.

Our initial service is expected to target selected travel agents in Ireland and the United Kingdom who will use the BSP ONElink service for their clients. Following further testing of BSP ONElink, the operational launch is expected to commence with car rental, followed by rail and accommodation products. In the interim, we intend to recruit further car rental, accommodation and rail suppliers onto the system to provide wider content for the service. In 2004, we intend to begin serving travel agents and other customers throughout Europe. We also expect to have substantially completed the testing of the technical infrastructure at each of the eight major data processing suppliers across the world to ensure that the BSP ONElink service can be rolled out to all major countries covered by the International Air Transport Association through 2004 and 2005.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls And Procedures.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes In Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2003, we sold 326,171 shares of our Common Stock to 92 persons who are non-U.S. investors and received net proceeds of $326,171, based upon a 50% discount to the market price of our Common Stock on the respective dates of sale. These sales were made pursuant to Regulation S and were exempt from registration. We engaged Morgan Watts & Associates Ltd. to identify the investors in the Regulation S offering, and that firm received the balance of the proceeds from the sale of the shares to the non-U.S. investors.

We issued an aggregate of 236,910 shares to four persons in connection with conversions of loans and other payables to those persons aggregating $341,708, including 4,000 shares issued to Cornerstone Alliance, LLC, an affiliate of our Chief Executive Officer, and 13,000 shares to Nichols & Company, LLC, an affiliate of one of our directors. We sold an aggregate of 15,000 shares to two U.S. investors for $13,000 in cash. We also issued an aggregate of 187,000 shares to three persons for services rendered, which we valued for financial reporting purposes at an aggregate of $375,550 based on the market value of our common stock on the respective dates of grant. We relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about our business and financial condition and risk factors related to our securities.

ITEM 5.  OTHER INFORMATION

In September 2002, we completed a reverse takeover of a company previously known as National Pizza Corporation. None of the persons previously involved in management of that entity are currently associated with us. In March 2003, we received a letter from the SEC asking us to voluntarily provide documents in connection with statements made by National Pizza Corporation prior to the reverse takeover regarding its business plans. We voluntarily produced these documents and two of our directors responded orally to questions. In July 2003, we were informed that a formal order had been issued by the SEC regarding National Pizza Corporation to investigate whether securities law violations had occurred. We believe that the inquiry is directed to the statements made by National Pizza Corporation in filings with the SEC regarding its plans to engage in fast food distribution. We intend to continue to cooperate with the SEC in its inquiry, if so requested. We are unaware whether the statements or acts of prior management could result in other governmental inquiries or actions which could negatively impact us.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

         The following exhibits are filed in connection with this Report:

         No.               Description
         ---               -----------

         31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

         None.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 19, 2003 by the undersigned, thereunto duly authorized.


                                                  BSP ONELINK, INC


Date:     August 19, 2003                          /s/ F.W. Guerin
         ------------------                        ----------------------------
                                                  F. W. Guerin
                                                  Chief Executive Officer

 Date:    August 19, 2003                          /s/ David Bolton
         ------------------                        ----------------------------
                                                  David Bolton
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)