Form 10QSB
period 2003-09-30
BSP ONELINK INC
filed 2003-11-14
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2003

                           Commission File No. 0-50044

                                BSP ONELINK, INC
                                ----------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                 43-1941213
     ------------------------------       -------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organisation)


                                One Market Plaza
                             Spear Tower, 36th Floor
                             San Francisco, CA 94105
                                 (415) 293-8277
                           ----------------------------
                          (Address and telephone number
                         of principal executives offices)

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

We had 19,401,426 shares of our common stock outstanding as of November 5, 2003.

Transitional Small Business Disclosure Format (check one) :  [ ]Yes [X] No

                                      INDEX

PART I - Financial Information


Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet - September 30, 2003 Consolidated Condensed Statement of Operations - for the
              periods to September 30, 2003
           Consolidated Condensed Statement of Cash Flows - for the
              periods to September 30, 2003
           Notes to Consolidated Condensed Financial Statements

Item 2.    Management's Discussion and Analysis or Plan of Operation

Item 3.    Controls and Procedures





PART II - Other Information


Item 2.    Changes in Securities

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K


Signatures

                                     PART 1

ITEM 1.  FINANCIAL INFORMATION


                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               September 30,      December 31,
                                                                        2003              2002
                                                                 (unaudited)
                                                                           $                 $
ASSETS

Current assets
Cash                                                                  35,687           110,170
Accounts receivable                                                  480,000            64,253
Prepaid expenses and other current assets                             54,500             8,804
                                                              ---------------    --------------

Total current assets                                                 570,187           183,227
                                                              ---------------    --------------

Other assets
Fixed assets (net of $22,762 of accumulated depreciation              21,229            27,313
as of September 30, 2003 and $13,762 as of December 31,
2002)
Software development costs                                         1,897,164         1,763,489
                                                              ---------------    --------------

Total other assets                                                 1,918,393         1,790,802
                                                              ---------------    --------------

Total assets                                                       2,488,580         1,974,029
                                                              ===============    ==============


LIABILITIES AND STOCKHOLDERS' FUNDS (DEFICIT)

Current liabilities
Accounts payable and accrued expenses                                954,153         2,218,443
Loans from officers                                                        -            12,246
Convertible notes                                                     75,012           336,400
Other current liabilities                                             44,304                 -
                                                              ---------------    --------------

Total current liabilities                                          1,073,469         2,567,089
                                                              ---------------    --------------

Long-term liabilities

Convertible notes                                                    930,364                 -
                                                              ---------------    --------------

Total long term liabilities                                          930,364                 -
                                                              ---------------    --------------

Total liabilities                                                  2,003,833         2,567,089
Commitments and contingencies (Note 9)

                                BSP ONELINK, INC

                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                               September 30,      December 31,
                                                                        2003              2002
                                                                 (unaudited)
                                                                           $                 $
Stockholders' funds (deficit)

Common stock, $0.001 par value, 100,000,000 shares
authorized.  Issued and outstanding shares: 19,401,426 as             19,401            16,765
of September 30, 2003 and 16,765,489 as of December 31,
2002
Preferred stock $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding                                -                 -
Additional paid-in capital                                        9,853,350          3,584,581
Deficit accumulated during the development stage                 (9,388,004)       (4,194,406)
                                                             ----------------    --------------

Total stockholders' funds (deficit)                                 484,747          (593,060)
                                                             ----------------    --------------
Total liabilities and stockholders'funds
(deficit)                                                         2,488,580         1,974,029
                                                             ================    ==============





            See Notes to Consolidated Condensed Financial Statements


                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)


                                    Three month      Three month        Nine month       Nine month   Accumulated from
                                   period ended     period ended      period ended     period ended   November 6, 2000
                                  September 30,    September 30,     September 30,    September 30,           (date of
                                           2003             2002              2003             2002      inception) to
                                                                                                     September30, 2003
                                              $                $                 $                $                  $
Sales                                         -                -                 -                -                  -
Cost of sales                                 -                -                 -                -                  -
                                 --------------- ---------------- ----------------- ---------------- ------------------

Gross profit                                  -                -                 -                -                  -

Operating expenses
Sales and marketing expenses            139,874          156,471           392,908          392,355            988,587
General and administrative
expenses                              1,633,123        1,259,548         4,365,341        1,654,391          7,575,383
Depreciation and
amortization                              3,000            3,000             9,000            6,000             22,762
                                 --------------- ---------------- ----------------- ---------------- ------------------

Total operating expenses              1,775,997        1,419,019         4,767,249        2,052,746          8,586,732
                                 --------------- ---------------- ----------------- ---------------- ------------------

Loss from operations                (1,775,997)      (1,419,019)       (4,767,249)      (2,052,746)        (8,586,732)

Loss on extinguishment of debt
                                       (84,760)                -         (339,100)                -          (339,100)

Other expense
Interest expense                       (70,770)        (348,889)          (87,249)        (370,889)          (462,172)
                                 --------------- ---------------- ----------------- ---------------- ------------------

Loss before income tax
expense                              (1,931,527)      (1,767,908)       (5,193,598)      (2,423,635)        (9,388,004)
Provision for income taxes                    -                -                 -                -                  -
                                 --------------- ---------------- ----------------- ---------------- ------------------

Net loss after income taxes         (1,931,527)      (1,767,908)       (5,193,598)      (2,423,635)        (9,388,004)
                                 =============== ================ ================= ================ ==================

Loss per share basic and
diluted                                 $(0.11)          $(0.19)           $(0.29)          $(0.29)




            See Notes to Consolidated Condensed Financial Statements


                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                             Accumulated from
                                                                                                             November 6, 2000
                                                                                                                     (date of
                                                                    Nine month            Nine month            inception) to
                                                                  period ended          period ended      September, 30, 2003
                                                                 September 30,         September 30,
                                                                          2003                  2002
                                                                             $                     $                        $
Cash flows from operating activities:
Net loss after income taxes                                        (5,193,598)           (2,423,635)              (9,388,004)

Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization                                         9,000                 6,000                   22,762
   Recognition of beneficial conversion feature                              -               328,766                  328,766
   Convertible loan discount                                            34,339                     -                   34,339
   Loss on extinguishment of debt                                      339,100                     -                  339,100
   Issuance of warrants for services                                 1,217,000               130,000                1,347,000
   Issuance of shares in satisfaction of liabilities                   163,000                     -                1,256,204
   Issuance of shares for services                                   1,499,115               138,000                2,137,115
   Issuance of shares in connection with the
   conversion of accounts payable to convertible loans                 152,000                     -                  152,000
Change in operating assets and liabilities:
   Accounts receivable                                               (415,747)              (31,673)                (480,000)
   Prepaid expenses                                                   (45,696)                     -                 (54,500)
   Accounts payable and accrued expenses                               939,691             1,147,223                2,139,932
   Other current liabilities                                            44,304                     -                   44,304
                                                             ------------------    ------------------     --------------------

Net cash used in operating activities                              (1,257,492)             (705,319)              (2,120,982)
                                                             ------------------    ------------------     --------------------

Cash flows from investing activities:

Software development costs                                           (382,600)             (680,000)              (1,136,147)
Purchase of fixed assets                                               (2,916)              (40,971)                 (43,991)
                                                             ------------------    ------------------     --------------------

Cash used by investing activities                                    (385,516)             (720,971)              (1,180,138)
                                                             ------------------    ------------------     --------------------

Cash flows from financing activities:

Proceeds from issuance of convertible notes                             85,727             1,397,980                1,551,763
Proceeds from issuance of warrants                                      14,273                     -                   14,273
Proceeds from loans                                                     15,000                     -                   15,000
Net proceeds from loans from executive officers
(see Note 10)                                                          (12,246)                     -                        -
Issuance of common stock                                             1,465,771                30,600                1,755,771
                                                             ------------------    ------------------     --------------------
Net cash provided by financing activities                            1,568,525             1,428,580                3,336,807
                                                             ------------------    ------------------     --------------------
(Continued)



                                BSP ONELINK, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                                                                             Accumulated from
                                                                                                             November 6, 2000
                                                             Nine month period            Nine month                 (date of
                                                                         ended          period ended            inception) to
                                                                     September         September 30,            September 30,
                                                                           30,                  2002                     2003
                                                                          2003
                                                                             $                     $                        $
Net (decrease) increase in cash                                       (74,483)                 2,290                   35,687

Cash at beginning of period                                            110,170                     -                        -
                                                           --------------------    ------------------     --------------------

Cash at end of period                                                   35,687                 2,290                   35,687
                                                           ====================    ==================     ====================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest                                                                     -                     -                        -
Income taxes                                                                 -                     -                        -

Supplemental disclosures of non-cash activities:

Conversion of accounts payable into
convertible notes (See Note 8)                                       1,938,259                     -                1,938,259




            See Notes to Consolidated Condensed Financial Statements

                                BSP ONELINK, INC

                          (a development stage company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)


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

The Company has incurred losses from operations since its inception on November 6, 2000, of $9,388,004 and has net current liabilities of $503,282 as of September 30, 2003. The Company's net working capital deficiency may not allow it to meet its financial commitments as presently structured.

The Company requires further funding to ensure the continued development of its products and services. Management remains confident of raising additional funds. The Company has engaged investment bankers and other advisers to support this process and is actively seeking private financing of several million dollars. However, there can be no assurances that subsequent fund raising will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

As disclosed in the Company's Report on Form 8-K filed on October 23, 2003, the International Air Transport Association ("IATA"), which has an Operating Agreement with FS2, has disputed FS2's compliance with that Operating Agreement and now contends that the Operating Agreement is terminated. The Company disputes IATA's termination and is attempting to resolve the matter with IATA such that it can avail itself of the IATA services, under mutually acceptable terms. The Company's original business plan envisaged that its system would utilise IATA's Billing and Settlement Plan, as provided for in the Operating Agreement. The contractual dispute with IATA has resulted in a re-evaluation of the settlement service providers and the Company has identified alternative processes and service providers to implement its planned system. Management is confident that, if required, these alternatives could be obtained and would be effective. However, as with the IATA system, there can be no assurances that they will be successful. See also Note 9 Commitments and contingencies.

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

5. Share capital

Common shares
-------------

                                                                                    September 30,    December 31
                                                                                             2003         , 2002
                                                                                                $              $
Common stock, $0.001 par value

Authorized 100,000,000; issued and outstanding 19,401,426                                  19,401         16,765
in the period ended September 30, 2003
                                                                                          -------        -------

The movements in common stock during the nine-month period to September 30, 2003 are as follows:

                                                                                        Number of              $
                                                                                           shares
Balance at December 31, 2002                                                          16,765,489          16,765
Issuance of common stock                                                               1,400,027           1,400
Issuance of common stock for services                                                  1,311,315           1,311
Issuance of common stock on conversion of convertible loan notes                         224,595             225
Issuance of common stock in connection with the conversion of accounts payable           100,000             100
to convertible loans
Cancellation of common stock                                                            (400,000)           (400)
                                                                                      -----------        -------
                                                                                      19,401,426          19,401
                                                                                      -----------        -------


Included within issuance of common stock for services are 125,000 common shares issued under an agreement for the engagement of a consultant to provide public relations, investor relations and other services to the Company. Under the agreement, there is a future commitment to issue 125,000 common shares on January 1, 2004 and a further 150,000 common shares on January 1, 2005.

On January 30, 2003, Mr G Mullett resigned as Managing Director of FS2. 400,000 of the 900,000 common shares held by Mr Mullett were cancelled by the Company and he will be refunded at the original purchase price paid for the shares (approximately $0.005 per share after conversion for exchange rate and currency translation). No expense will be taken in relation to this transaction.

100,000 shares of common stock were issued in connection with the conversion of accounts payable to convertible loans. The fair value of these shares was determined to be $152,000 and this is included within general and administrative expenses in the statement of operations. See Note 8 Convertible notes.

Warrants and options
--------------------

The Company has the following warrants and options outstanding:


                                                       September 30,   December 31,
                                                               2003           2002
Cornerstone Alliance, LLC                                         -        450,000
Company Secretary of FS2                                          -         50,000
Other non-related parties                                   520,000        330,000
Noteholder (see below)                                            -        270,000
                                                           --------       --------
Total warrants and options outstanding                      520,000      1,100,000
                                                           --------       --------

An option held by a noteholder at December 31, 2002 to purchase up to 270,000 shares of common stock of the Company at a price of $1.50 per share expired during 2003 and was not exercised.

The warrants issued to Cornerstone Alliance, LLC, the Company Secretary of FS2, and 330,000 warrants held by other non-related parties expired on September 12, 2003, and were not exercised.

Under an agreement dated March 21, 2003 for the engagement of a consultant as investment banker, financial advisor and consultant to the Company, the Company issued warrants for 250,000 shares as a commencement retainer. This agreement, together with the warrants issued, was cancelled in September 2003. The fair value of these warrants on March 21, 2003 of $350,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 138%, a dividend yield of 0%, a risk-free interest rate of 4.83%, and a life of 1.04 years. The fair value of $350,000 has been included within general and administrative expenses in the statement of operations.

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

Under an agreement dated July 2, 2003 which replaced an agreement dated June 19, 2003, for the engagement of a consultant as a management consultant to the Company, the Company issued warrants for 270,000 shares. This agreement, together with the warrants issued, was cancelled in September 2003. The fair value of these warrants on June 19, 2003 of $226,800 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $226,800 has been included within general and administrative expenses in the statement of operations.

Under an agreement dated July 2, 2003 which replaced an agreement dated June 19, 2003, for the engagement of a consultant as a management consultant to the Company, the Company issued warrants for 300,000 shares. These warrants, which had been exercisable at $1.50, were cancelled and replaced with 300,000 warrants which can be exercised at $1.00 to reflect the movement in the market price of the Company's common stock. The fair value of the original warrants on June 19, 2003 of $252,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $252,000 has been included within general and administrative expenses in the statement of operations. Under the new agreement dated July 23, 2003 which replaced the agreement dated July 2, 2003, the Company issued warrants for 300,000 shares. These warrants are included above under Other non-related parties and can be exercised at $1.00 during the period July 23, 2003 through July 23, 2004 and there is no minimum service period that is required before the warrants can be exercised. The fair value of these warrants on July 23, 2003 of $282,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 78%, a dividend yield of 0%, a risk-free interest rate of 5.04%, and a life of 1 year. The fair value of $282,000 has been included within general and administrative expenses in the statement of operations. Hence, the total cost included within general and administrative expenses in the nine-month period ended September 30, 2003 in relation to these warrants is $534,000.

Under an agreement dated September 10, 2003, for the engagement of a consultant as a management consultant to the Company, the Company issued warrants for 200,000 shares. These warrants are included above under Other non-related parties and can be exercised at $1.00 during the period September 10, 2003 through September 10, 2004 and there is no minimum service period that is required before the warrants can be exercised. The fair value of these warrants on September 10, 2003 of $84,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 70%, a dividend yield of 0%, a risk-free interest rate of 5.12%, and a life of 1 year. The fair value of $84,000 has been included within general and administrative expenses in the statement of operations.

6. Loss per share

The calculation of basic and diluted loss per share is based on the following number of shares:

                                                       Three month    Three month      Nine month     Nine month
                                                      period ended   period ended    period ended   period ended
                                                     September 30,  September 30,   September 30,  September 30,
                                                              2003           2002            2003           2002
                                                         Number of      Number of       Number of      Number of
                                                            shares         shares          shares         shares
Weighted average number of shares:

For basic and diluted loss per share                    18,325,932      9,249,654      17,609,727      8,362,519
                                                         ---------      ---------      ----------      ---------

As a result of the net losses for the period ended September 30, 2003, the potential effect of the exercise of warrants and the conversion of notes was anti-dilutive. Therefore, 2,524,926 of potentially dilutive securities have not been included in the calculation of diluted loss per common share because to do so would have been anti-dilutive.

7.       Interest expense

                                    Three month      Three month       Nine month        Nine month
                                   period ended     period ended     period ended      period ended     Inception to
                                  September,30,    September 30,        September     September 30,     September30,
                                           2003             2002         30, 2003              2002             2003
                                              $                $                $                 $                $
Interest expense on accounts
payable overdue                          37,781                -           37,781                 -           37,781
Interest expense on loan
notes                                     2,017           20,123           15,129            42,123           61,286
Recognition of beneficial
conversion feature                            -          328,766                -           328,766          328,766
Convertible loan discount                30,972                -           34,339                 -           34,339
                                       --------         --------         --------          --------         --------
                                         70,770          348,889           87,249           370,889          462,172
                                       --------         --------         --------          --------         --------

During the year ended December 31, 2002, $514,250 of convertible notes were issued and subsequently converted into 1,611,600 common shares of the Company. The conversion rate provided for conversion of the notes at a 40% discount to the estimated fair value of one common share of the Company at the commitment date. Consequently, in accordance with the requirements of Emerging Issues Task Force 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"), this conversion feature has been considered to be beneficial and $328,766 of the loan proceeds, equal to the conversion feature's intrinsic value, has been accounted for as a debt discount which has been fully amortized into the income statement as interest expense.

During the quarter ended June 30, 2003, $100,000 of convertible notes which are convertible into 66,667 common shares of the Company, plus 20,000 detachable warrants exercisable at $1.50 per share (Note 5), were issued for aggregate proceeds of $100,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $14,273 was allocated to the warrants and $85,727 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $47,334, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated to the warrants, totalling $61,607, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan (December 19, 2003). $34,339 of debt discount has been amortized into the income statement as interest expense through the period to September 30, 2003.

8.       Convertible notes

                                                   September 30,   December 31,
                                                            2003           2002
                                                               $              $
Convertible notes - current liabilities                   75,012        336,400
Convertible notes - long-term liabilities                930,364              -
                                                       ---------       --------


The principal of the convertible note within current liabilities outstanding at September 30, 2003 is $100,000. The note was issued on June 19, 2003, bears interest at 8% and is convertible, at the noteholders' option, into 66,667 shares of common stock of the Company. The note is convertible through December 19, 2003. The conversion rate provided for conversion of the notes at 25% discount to the fair value of one common share of the Company at the commitment date. In addition to the conversion right, under the agreements, there was a warrant, exercisable through June 19, 2006, to purchase up to 20,000 shares of common stock of the Company at a price of $1.50 per share. The Company estimates that the fair value of this warrant on the date of issue was $22,200 and consequently, in accordance with Accounting Principles Board Opinion 14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants"), $14,273 of the proceeds of the note issue were allocated to equity. In addition, in accordance with Emerging Issues Task Force 95-8 and 00-27, $47,334 of the loan proceeds have been considered to be the beneficial conversion feature. See Note 7.

The conversion rights relating to the note outstanding at December 31, 2002 expired on January 2, 2003. The note including the interest accrued, was settled by the issue of 209,595 shares of common stock of the Company on May 15, 2003. An amount of $254,340 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

The Company agreed with a number of its creditors to convert the amounts due to them into convertible notes at a rate of $1 of convertible note for each $1 owed. The principal of the convertible notes is $1,938,259. There was no substantial modification to the terms of the original debt as defined by Emerging Issues Task Force 96-19, ("Debtor's Accounting for a Modification or Exchange of Debt Instruments") and consequently no gain or loss was recorded on the conversion of the amounts payable. The notes were issued on September 29, 2003, bear interest at 5% and are convertible, at the noteholders' option, into 1,938,259 shares of common stock of the Company. The notes are repayable or convertible through January 31, 2005 or on the receipt of a further $3 million of funding post September 2003. The conversion feature of the loan notes in accordance with the requirements of Emerging Issues Task Force 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") has been considered to be beneficial and $1,007,895 of the loan notes, equal to the conversion feature's intrinsic value, has been accounted for as a debt discount which has been recognised as Additional Paid in Capital and will be amortized into the income statement as interest expense over the period to maturity. Convertible loan notes of $930,364 have been recognised as long term liabilities in the balance sheet. In addition to the convertible notes, $163,000 of further liabilities due to two of the noteholders was converted into 163,000 shares of common stock of the Company. Of the common stock issued, 125,000 of the shares of common stock were issued to Addlestone Keane, a firm in which the Company Secretary of FS2 is a partner. An amount of $84,760 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt. In addition, 100,000 shares of common stock were issued in connection with the conversion of accounts payables to convertible notes. The fair value of these shares was determined to be $152,000 and this is included within general and administrative expenses in the statement of operations.

The amounts converted into notes include $120,000 due to Cornerstone Alliance, LLC, a company in which Mr FW Guerin (Chief Executive Officer) is Manager;

$102,000 due to Nichols & Company, LLC, a company in which Mr WE Nichols (Director) is Manager; $200,000 due to K3 Business Technology Group plc, a company in which Mr D Bolton (Chief Financial Officer) is a director; $25,000 due to Emsley Management Limited, a company which is controlled by Mr R Emsley (Managing Director of FS2); $250,000 due to Addlestone Keane.

9. Commitments and contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As at September 30, 2003, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licences are expected to be determined when the Company begins to generate revenues.

The Company, through its wholly owned subsidiary FS2, entered into an Operating Agreement in June 2002 with the International Air Transport Association ("IATA"). Under the agreement, the Company has a license to use IATA's intellectual property in its integrated distribution and automated financial settlement service in return for transaction and license fees. IATA will receive transaction fees for the services it provides and license fees for the use of the IATA brand and logo and in recognition of the value of the IATA investment in software and other facilities. License fees are payable based upon a percentage of the Company's revenues but capped as the percentage payable reduces as the level of revenue increases.

IATA has disputed FS2's compliance with the Operating Agreement which includes a provision that IATA receive a certificate from FS2's auditors that FS2 has received commitments for equity or debt financing of not less than $7 million. After receiving the report in June 2003, IATA raised the contention in October 2003 that the report was six days late and unacceptable, and notified FS2 that IATA considered the Operating Agreement terminated.

The Company has informed IATA that FS2 received an extension by an IATA officer and FS2 Board representative, and that the report complied with the Operating Agreement requirements. Accordingly, the Company disputes IATA's termination. The Company is attempting to resolve the matter with IATA under mutually acceptable terms. See Note 3 relating to Going Concern.

The term of the agreement is ten years, but may be extended by the Company for an additional ten years if the Company complies with its obligations under the agreement. The agreement may be earlier terminated by either party if the other has committed a material breach.

Under the current agreement with IATA, IATA has the right to receive an option to acquire 35% of the Company's initial authorized capital at a nominal price. In 2002, IATA and the Company orally agreed to remove this provision, and to increase IATA's fees.

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


                                                   K3 Business Technology Group
                                                   plc, a company in which Mr
                                                   D Bolton (Chief Financial
                                                   Officer) is a director, has
                                                   entered into a consulting
                                                   services agreement with
                                                   FS2 to provide the services
                                                   of Mr Bolton, which  is
                                                   terminable on three months.

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

Loans from executive officers                      The loan of $15,000
                                                   outstanding at June 30, 2003
                                                   was repaid on July 14, 2003.

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


See also convertible notes in Note 8.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding our financial statements should be read in conjunction with the financial statements (including the notes to the Consolidated Condensed Financial Statements) included herewith.

Forward-Looking Statements
--------------------------

The statements in this report relating to our expectations about our launching, testing and roll out of our service, when we will breakeven, the amount of our needed capital, the nature of the securities we will issue and our success in fundraising and other matters, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

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

Overview
--------

We are developing an on-line global distribution system for an international range of travel and tourism products. Our system has been designed to use the International Air Transport Association's Billing and Settlement Plan (BSP) as provided for in an Operating Agreement between FS2 and IATA. As disclosed in Form 8-K filed on October 23, 2003, IATA has disputed FS2's compliance with that Operating Agreement and now contends that the Operating Agreement is terminated. We dispute IATA's termination and are attempting to resolve the matter with IATA such that we can avail ourselves of the IATA services, under mutually acceptable terms. Our original business plan envisaged that our system would utilise IATA's BSP and the contractual dispute with IATA has resulted in a re-evaluation of the settlement service providers. Pending attempted resolution of the dispute with IATA, we have identified alternative processes and service providers to implement the system.

Our service is now scheduled to be launched in early 2004. Our service is intended to offer travel agents an extended range of bookable and commissionable products and services coupled with the expectation that payments to suppliers will be handled easily and with no extra effort. Our goal is to provide for the first time to the travel and tourism industry the same type of integrated distribution and settlement service that the airlines enjoy today. For travel suppliers our service is expected to open up a new channel of distribution by providing access to travel agencies worldwide with the ability to be paid electronically in the country and currency of choice.

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

Software development costs

Software development designed to interface and link the systems have been capitalized as the software is being developed for internal use. In assessing the future operational use of the software, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. Management has determined that the software will reach the operational stage. If the software does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the software once the software has become operational and ready for use. Management has considered Statement of Position 98-1 ("Accounting for the Costs of Computer Software Developed or Obtained for Internal Use") in determining this accounting policy.

Results of operations for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002

We are a development stage company preparing to launch an integrated distribution and automated financial settlement service for the travel and tourism industry. We commenced our development activities in January 2002.

We have no revenues or profits. Our operating expenses, including $518,000 for the cost of warrants issued and the fair value of shares issued, were $1,775,997 during the three-month period ended September 30, 2003 compared to $1,419,019 during the comparative period for 2002. A summary of the operating costs for the three-month period ended September 30, 2003 and the comparative period is as follows:



                                                        Three-month            Three-month
                                                       period ended           period ended
                                                      September 30,          September 30,
                                                               2003                   2002
                                                                  $                      $
Sales and marketing:

Compensation and payments to consultants                    141,088                145,062
Marketing                                                   (4,656)                  9,930
Travel                                                        3,442                 10,480
                                                      --------------     ------------------
Total sales and marketing                                   139,874                165,472
                                                      --------------     ------------------
General and administrative expenses:

Compensation and payments to consultants                    215,539                104,000
Professional fees                                         1,086,614                385,852
Advisory costs for corporate financiers                      77,162                694,200
Travel                                                       49,902                 41,473
Other costs                                                 203,906                 25,022
                                                      --------------     ------------------
Total general and administrative expenses                 1,633,123              1,250,547
                                                      --------------     ------------------

Depreciation and amortization                                 3,000                  3,000
                                                      --------------     ------------------

Total operating expenses                                  1,775,997              1,419,019
                                                      --------------     ------------------


Compensation and payments to consultants within general and administrative expenses amounted to $215,539 in the quarter ended September 30, 2003, compared to $104,000 in 2002. The significant component of costs within sales and marketing is for compensation and payments to sales consultants, being $141,088 in the three-month period to September 30, 2003 compared with $145,062 in the comparative period in 2002. The number of consultants within general and administrative activities has risen since the reverse takeover in September 2002 as the Company's management has been strengthened to meet the Company's needs. One consultant who assisted with sales and marketing in 2002 has become Operations Director of FS2 in 2003 and his costs are now included within general and administrative expenses. The overall number of consultants retained in the three-month period to September 30, 2002 was lower than during the same period in 2003 as we had only just commenced our development activities. During June 2003, six consultants who had been working as sub-contractors became employees of FS2 Limited. Prior to this all work was undertaken under contracts with consultants working as sub-contractors. As we approach the launch of our service in Western Europe, we will review the need to establish an implementation team of sales and technical advisors.

Marketing costs, including public and investor relations, was a credit of $4,656 in the three-month period to September 30, 2003 due to an over-accrual for costs in the quarter ended June 30, 2003. $9,930 was incurred in the comparative period in 2002 as we began to market our company following the completion of the reverse takeover.

Total travel costs were $53,344 in the three-month period ended September 30, 2003 compared with $51,953 in the same period in 2002. These costs relate to personnel involved in business development, software development and general management. The costs in 2003 relate to fund raising whereas those in 2002 related to meetings to define the project and software requirements.

Professional fees were $1,086,614 in the three-month period ended September 30, 2003, including $366,000 for the cost of warrants issued to advisers, compared with $385,852 in the same period in 2002. $561,750 of the costs in the three-month period to September 30, 2003 is for services from investment bankers and other advisers in support of raising funding. The remainder of the costs are for legal and financial services in relation to SEC filings and the ongoing support of the business. In the comparative period in 2002, the costs related to the reverse takeover which was completed on September 12, 2002. Advisory fees for corporate financiers were $77,162 in the three-month period to September 30, 2003, compared with $694,200 in the same period in 2002. The costs in 2002 were in relation to the reverse takeover.

Other costs of $203,906 for the three-months ended September 30, 2003 include $152,000 for the fair value of shares of common stock issued in connection with the conversion of accounts payable to convertible loans, $33,105 for insurance and $7,858 in relation to losses on exchange due to the movement of the US dollar against the British pound. Apart from losses on exchange of $6,805, there were no similar costs in the three-month period ended September 30, 2002.

Depreciation and amortization was $3,000 in the three-month period ended September 30, 2003 and in the comparative period in 2002 and related to computer equipment. $1,192 of additional expenditure was incurred on computer equipment during the three-month period ended September 30, 2003.

During the three-month period ended September 30, 2003, shares were issued to settle outstanding loans (see Note 8 to the financial statements included within this filing). An amount of $84,760 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

Interest expense of $70,770 for the three-month period ended September 30, 2003 includes $2,017 interest incurred on convertible loan notes together with a convertible loan discount of $30,972 (see Note 7 to the financial statements included within this filing). Interest of $37,781 has been incurred on overdue accounts payable. Interest for the corresponding period in 2002 of $348,889 relates to $20,123 of interest incurred on convertible loan notes and $328,766 for a beneficial conversion feature (see Note 7 to the financial statements included within this filing).

The net loss attributable to common stockholders was $1,931,527 for the three-month period ended September 30, 2003 and is $9,388,004 since inception. We do not consider this indicative of any trend as we are still in the development stage.

We have expended $1,897,164 on software development costs since our development activities commenced, of which $1,452,000 was incurred through September 30, 2002. Additional expenditure of $92,483 incurred in the three-month period ended September 30, 2003. These costs, which include the external technical development time costs specific to this development, have been capitalized. We expect to commence amortizing these costs when the software is operational and ready for use.

Results of operations for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002

We have no revenues or profits for the period since inception as we are a development stage company preparing to launch an integrated distribution and automated financial settlement service for the travel and tourism industry. Our operating expenses, including $2,239,550 for the cost of warrants issued and the fair value of shares issued, were $4,767,249 during the nine-month period ended September 30, 2003 compared to $2,052,746 during the comparative period for 2002. A summary of the operating costs for the nine-month period ended September 30, 2003 and the comparative period is as follows:

                                                            Nine-month             Nine-month
                                                          period ended           period ended
                                                         September 30,          September 30,
                                                                  2003                   2002
                                                                     $                      $
Sales and marketing:

Compensation and payments to consultants                       345,078                369,062
Marketing                                                       42,735                  9,930
Travel                                                           5,095                 38,363
                                                         --------------     ------------------
Total sales and marketing                                      392,908                417,355
                                                         --------------     ------------------
General and administrative expenses:

Compensation and payments to consultants                     1,225,175                215,000
Professional fees                                            2,276,417                495,136
Advisory costs for corporate financiers                        437,414                779,200
Travel                                                          79,728                110,349
Other costs                                                    346,607                 29,706
                                                         --------------     ------------------
Total general and administrative expenses                    4,365,341              1,629,391
                                                         --------------     ------------------

Depreciation and amortization                                    9,000                  6,000
                                                         --------------     ------------------

Total operating expenses                                     4,767,249              2,052,746
                                                         --------------     ------------------

Compensation and payments to consultants within general and administrative expenses amounted to $1,225,175 in the nine-months ended September 30, 2003, including $525,000 for the cost of shares granted for services, compared to $215,000 in 2002. The significant component of costs within sales and marketing is for compensation and payments to sales consultants, being $345,078 in the nine-month period to September 30, 2003 compared with $369,062 in the comparative period in 2002. The number of consultants within general and administrative activities has risen since the reverse takeover in September 2002 as our management has been strengthened to meet the Company's needs. One consultant who assisted with sales and marketing in 2002 has become Operations Director of FS2 in 2003 and his costs are now included within general and administrative expenses. The overall number of consultants retained in the nine-month period to September 30, 2002 was lower than during the same period in 2003 as we had only just completed the reverse takeover in September 2002.

Marketing costs, including public and investor relations, was $42,735 in the nine-month period to September 30, 2003 whereas only $9,930 was incurred in the comparative period in 2002 due to the stage of the Company's development.

Total travel costs were $84,823 in the nine-month period ended September 30, 2003 compared with $148,712 in the same period in 2002 due to the stage of the Company's development.

Professional fees were $2,276,417 in the nine-month period ended September 30, 2003, including $1,217,000 for the cost of warrants issued to advisers, compared with $495,136 in the same period in 2002. $561,750 of the costs in the nine-month period to September 30, 2003 is for services from investment bankers and other advisers in support of fund raising. Other professional fees are for legal and financial services in relation to SEC filings and the ongoing support of the business. In the comparative period in 2002, the costs related to legal advice in connection with agreements with software suppliers and service providers as the Company was starting-up and in completing the reverse takeover.

Advisory fees for corporate financiers were $437,414 in the nine-month period to September 30, 2003, including $345,550 for the fair value of shares issued to advisers, compared with $779,200 in the same period in 2002 when the costs related to the reverse takeover.

Other costs of $346,607 for the nine-months ended September 30, 2003 include $152,000 for the fair value of shares of common stock issued in connection with the conversion of accounts payable to convertible loans, $99,000 for insurance and $70,570 in relation to losses on exchange due to the movement of the US dollar against the British pound. Apart from losses on exchange of $11,036, there were no similar costs in the three-month period ended September 30, 2002.

Depreciation and amortization was $9,000 in the nine-month period ended September 30, 2003 and $6,000 in the comparative period in 2002 and related to computer equipment the majority of which was purchased in the quarter ended June 30, 2002. $2,916 was incurred on computer equipment during the nine-month period ended September 30, 2003.

During the nine-month period ended September 30, 2003, shares were issued to settle outstanding loans (see Note 8 to the financial statements included within this filing). An amount of $339,100 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

Interest expense of $87,249 for the nine-month period ended September 30, 2003 includes $15,129 interest incurred on convertible loan notes together with a convertible loan discount of $34,339 (see Note 7 to the financial statements included within this filing). Interest of $37,781 has been incurred on overdue accounts payable. Interest for the corresponding period in 2002 of $370,889 relates to $42,123 of interest incurred on convertible loan notes and $328,766 for a beneficial conversion feature (see Note 7 to the financial statements included within this filing).

The net loss attributable to common stockholders was $5,193,598 for the nine-month period ended September 30, 2003. We do not consider this indicative of any trend as we are still in the development stage.

We have expended $1,897,164 on software development costs since our development activities commenced, of which $133,675 was incurred in the nine-month period ended September 30, 2003. $1,452,000 was incurred through September 30, 2002. These costs, which include the external technical development time costs specific to this development, have been capitalized. We expect to commence amortizing these costs when the software is operational and ready for use.

Liquidity and capital resources

We require substantial additional funding to support the development, testing and roll out of our service and to provide working capital. We had cash balances of $35,687 as of September 30, 2003, and the continuation of the project has relied, and continues to rely, on the ongoing support of the suppliers and consultants pending further funding. We are actively seeking equity financing and are using investment bankers and other advisers to support this process. We have continued to receive investor support in the form of cash funding and indications of further more substantial investment which will take the business through to launch. We continue to take advantage of opportunities to pay for services with shares of our common stock to conserve cash. As a further initiative to improve our funding position, in September 2003 we agreed with certain of our key suppliers the conversion of $2.1m of short-term accounts payables into convertible loan notes and equity. The notes have a 5% coupon with repayment/conversion terms through January 2005 or on the receipt of a further $3 million of funding post September 2003. Based upon our assessment of the market for our service and anticipated revenues and expenses, the business is not expected to breakeven until late 2004. Our plans are dependent upon obtaining substantial additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be affected adversely. There is no assurance that we will be successful in raising this additional capital. These factors raise substantial doubt about our ability to continue as a going concern.

We have no material long-term commitments to acquire capital assets and have no plans to acquire any significant equipment during 2003.

Outlook

We successfully conducted a test pilot of our system in Ireland in November 2002. We expect to begin implementing our service on a limited basis during early 2004, once the enhancements to the pilot system are complete.

We believe that we now have sufficient content for initial launch of our service. Our initial service is expected to target selected travel agents in Ireland and the United Kingdom who will use the our service for their clients. Following further testing of our service, the operational launch is expected to commence with car rental, followed by rail and accommodation products. In the interim, we intend to recruit further car rental, accommodation and rail suppliers onto the system to provide wider content for the service. During 2004, we intend to begin serving travel agents and other customers throughout Europe. In addition we expect to develop complementary travel agent collection processes that will expand our service offering.

We have developed a comprehensive marketing and pricing strategy that addresses the needs of the existing Global Distribution Systems (GDS), such as Sabre, Worldspan, Galileo and Amadeus, and have been successful in introducing this to that segment of the market with thus far a high degree of interest. Detailed negotiations are ongoing. Key is that these GDS see our service as being complementary to those that they offer to the travel and tourism industry. Signing one or more GDS has the potential to drive significant revenues.

We have also appointed and brought under contract our first distributor in North America - Travel & Tourism Solutions (TTS) Inc. that now represents us in Canada. This market is showing excellent potential and as a result we are also reviewing plans for launch of the service in North America.

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



                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 2003, we sold 139,650 shares of our Common Stock to 26 persons who are non-U.S. investors and received net proceeds of $150,200 based upon a 50% discount to the market price of our Common Stock on the respective dates of sale. These sales were made pursuant to Regulation S and were exempt from registration. We engaged Morgan Watts & Associates Ltd. to identify the investors in the Regulation S offering, and that firm received the balance of the proceeds from the sale of the shares to the non-U.S. investors.

We issued an aggregate of 163,000 shares to two persons in connection with conversions of accounts payable to those persons aggregating $163,000, including 125,000 shares issued to a firm in which the Company Secretary of FS2 is a partner. We issued 100,000 shares to two persons in connection with conversion of accounts payable, which we valued for financial reporting purposes at an aggregate of $152,000 based on the market value of our common stock on the respective dates of grant. We sold an aggregate of 166,206 shares to eight U.S. investors for $221,400 in cash. We issued 500,000 shares to one person on the exercise of warrants issued at $1.00. We also issued an aggregate of 454,000 shares to five persons for services rendered of $616,250. We relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about our business and financial condition and risk factors related to our securities.

ITEM 5.  OTHER INFORMATION

On October 23, 2003, the Company announced that it has agreed with the International Air Transport Association (IATA) to change the Company's name. IATA informed FS2 Limited that, because of IATA's long-term brand use and trademark of BSPlink, it could create confusion with BSP ONElink. BSP ONElink has reserved in Delaware a new name and, subject to stockholder approval, the Company's Board of Directors will approve and then announce the change of corporate name.

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

         No.     Description

         31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 13, 2003 by the undersigned, thereunto duly authorized.

                                            BSP ONELINK, INC


Date:    November 14, 2003                  /s/ F.W. Guerin
                                            --------------
                                            F. W. Guerin
                                            Chief Executive Officer

 Date:   November 14, 2003                  /s/David Bolton
                                            ---------------
                                            David Bolton
                                            Chief Financial Officer
                                            (Principal Financial Officer)