Form 10KSB
period 2003-12-31
ONE LINK 4 TRAVEL INC
filed 2004-04-15
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended December 31, 2003

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

        For the transition period from _______________ to ______________

                           Commission File No. 0-50044


                             ONE LINK 4 TRAVEL, INC
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                    43-1941213
  ------------------------------          -------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)



                                One Market Plaza
                             Spear Tower, 36th Floor
                             San Francisco, CA 94105
                                 (415) 293-8277
           -----------------------------------------------------------
          (Address and telephone number of principal executive offices)

      Securities registered under Section 12 (b) of the Exchange Act: None

        Securities registered under Section 12 (g) of the Exchange Act:
                         Common stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed within
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X] Yes [ ] No

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

The aggregate market value of the common stock held by non-affiliates of the issuer as of March 19, 2004 was $18,834,221.

The number of registrant's shares of common stock outstanding as of March 19, 2004 was 20,639,476.

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

                                                                            Page
Part I

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

Item 8A.    Controls and Procedures.


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
            16(a) of the Exchange Act.
Item 10.    Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters.
Item 12.    Certain Relationships and Related Transactions.

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
Item 14.    Principal Accountant Fees and Services

Signatures

                                     PART 1

ITEM 1.           DESCRIPTION OF BUSINESS.

Introduction

One Link 4 Travel, Inc. was conceived to address the need for an integrated end-to-end distribution and settlement service in the non-air travel and tourism industry. Our proprietary Onelink4travel service is being introduced to allow all travel product and service providers to benefit from the same type of service currently available to the airline industry.

Our service is designed to provide non-airline travel suppliers with the immediate benefits of improved cash flow and reduced costs from taking reservations that are guaranteed pre-paid in their local currency at the time of booking, and which do not incur the significant administration associated with tracking and paying agents' commissions in a multiplicity of currencies. Additionally, the suppliers can expect to gain access to broader distribution channels, benefit from savings in back office costs and have the opportunity to re-deploy resources to spur new business development.

On the user side, travel agents would receive commissions at the time of booking and improved cash flow, as well as have free access to a one-stop-shop availability and booking portal for all non-air travel products. Furthermore, they would gain exposure to a wider range of travel products and services, and experience improved office efficiency/employee utilization with limited need for training/system education.


The Company

We were organized in Delaware on September 7, 2001 under the name National Pizza Corporation. We did not conduct any business under that name. On September 10, 2002 we changed our name to BSP ONElink, Inc. Our name was changed to One Link 4 Travel, Inc. in January 2004.

On September 12, 2002, we closed an Acquisition Agreement with FS2 Limited, a company registered in England and Wales which is now named Onelink4travel Limited. As a result, Onelink4travel Limited is a wholly owned subsidiary of One Link 4 Travel, Inc. The transaction has been accounted for as a reverse acquisition (see Note 2 to the financial statements included within this filing). Unless the context requires otherwise, all references to we or us include One Link 4 Travel, Inc. and Onelink4travel Limited.

During 2002 and 2003, we developed our distribution and settlement system for the international travel and tourism industry. In November 2002, we announced our service at the World Travel Market and in the same month conducted a successful test pilot of our system in Ireland. In 2003, we continued to develop and refine our system and we now plan to launch our service during 2004.

Our corporate headquarters office is located at One Market Plaza, San Francisco, California, and our operations are located in the United Kingdom. Our web site is located at www.onelink4travel.com.

The Onelink4travel Service

The Onelink4travel service is designed to provide travel suppliers with a direct connection and integrated payment mechanism to enable business with travel agents worldwide. Through its technical, commercial and contractual design it has created a unique opportunity for suppliers of all sizes to sell their products on a pre-paid basis through travel agents worldwide, and to receive payment, often in advance of providing the product, in their own currency. It removes the need for suppliers to negotiate individual commercial agreements with individual travel agents, and removes the tracking and administration of commission payments to agents in a multiplicity of currencies. For travel agents it offers access to a wide range of on-line bookable non-air travel products, all of which will be pre-paid. The agent will take payment up front from their customer in their currency, retaining their commission for the sale, and pay the balance to the supplier through the Onelink4travel system.

The Onelink4travel service can connect the host reservation systems of travel suppliers with travel agencies via the Internet and proprietary networks around the world. Onelink4travel will use available transaction processing and financial systems to collect monies from travel agents in their local currencies and to effect payments to suppliers and in suppliers' local currencies. In short, Onelink4travel is designed to streamline the financial settlement process and allow both travel suppliers and local travel agencies to gain access to a wider market base.

Onelink4travel will generate revenue through processing fees from the transaction of sales and payment for travel products across its network. Recruitment of travel suppliers will be achieved directly by the Onelink4travel sales and marketing organization. We plan to develop a relationship with one of the global distribution companies with existing technical interfaces to major global travel suppliers, as well as through appointed local in-country distributors, and in partnership with local travel and tourism organizations.

Ultimately, Onelink4travel will enable an increase in the number and quality of on-line bookings made by the global travel agent community through access to a proven industry distribution and financial settlement process.

The Opportunity

The Onelink4travel service is designed to solve a significant (and presently un-addressed) problem in the enormous global travel and tourism industry, by facilitating the distribution and financial settlement of pre-paid non-air products through travel agents. Agents selling travel products through the Onelink4travel service will be able to take payment from their customer at the point of sale, in their local currency, and then settle the balance with the supplier net of the agent's commission in the supplier's own currency. The Onelink4travel service is designed to streamline and improve the efficiency of the industry value chain by providing a "first of its kind" conduit for transaction processing between travel suppliers and travel agents on a global scale. The service will target the non-airline travel segments and simulate the existing proven systems used by the airlines, which processed payment for approximately 500 million tickets in 2002, representing $220 billion in transactional value.

Critical to the day-to-day operations of the global travel and tourism market is the ability to effectively execute booking and settlement transactions between travel suppliers and travel agencies. The world's airlines today have the only two successful and cost effective global financial settlement systems. ARC, (Airline Reporting Corporation), provides a service in the USA, and BSP (Billing and Settlement Plan) which is operated by the International Air Transport Association, operates in a 147 countries outside the USA. To date, no such system or service has been available on a similar global basis for the suppliers of non-air travel services such as car rental, rail travel, hotel accommodation, cruise travel, ferries, events, attractions and tour operators. There are many systems that provide only travel distribution and inventory management on behalf of non-air travel suppliers selling with and through travel agents, and some travel systems are capable of issuing tickets and vouchers. A few services provide funds collection and settlement between travel suppliers and agents or pay travel agents commissions on behalf of travel vendors. However, there are very few services that can provide travel vendors and agents a system that integrates both distribution and settlement in one seamless service. Furthermore, no single company currently provides a completely integrated service on a global scale.

The Market

According to the World Tourism Organization, the value of the global travel and tourism market in 2001 was $1.9 trillion, down slightly compared to 2000. However, even taking into account recent global socio-economic events, the industry's long-term growth rate is still estimated to be over 4% per annum. The U.S. tops the list of large international tourism spending countries with a market share of 12.7%, the rest of the world representing the remaining 87.3%. Of the top 15 international tourism spending countries in 2001, nine are in Europe with Germany and the UK ranked two and three behind the U.S.

The Onelink4travel service is designed to facilitate the distribution and financial settlement of pre-paid non-air products through travel agents. We estimate that the non-air travel sectors booked by travel agents will be approximately $100 billion in 2007. The service connects travel suppliers, many whom may never have been offered an affordable and integrated distribution and settlement service, with the world's premier travel agents that book and issue scheduled air tickets as well as the tens of thousands of additional travel agents whose primary focus is on the leisure sector.

Onelink4travel's target agency market potentially comprises the 26,000 ARC agencies in the USA that are accredited to sell airline tickets, 11,000 agencies in the USA that focus on leisure sales, 55,000 IATA accredited agencies that operate in 147 countries outside the USA, and a further 45,000 leisure focused agencies outside the USA, making a total of 137,000 travel agencies worldwide.

Background

The International Air Transport Association (IATA) and other providers, such as the Airline Reporting Corporation (ARC), have for 30 years provided recognized financial settlement services to airline members and accredited travel agents in the travel industry. Agents can search for and book air tickets through the various Global Distribution Systems (GDS) such as Sabre, Galileo, Amadeus and Worldspan. Agents issue the passenger with tickets and take payment in full. Subsequently the airline financial settlement systems effect the settlement between the agent and the airline on which the booking was made. Although such systems have been extended to cover non-air products on an ad hoc and limited basis, the technical and commercial infrastructure of the organisations providing these services has meant that they have not been widely extended to the non-air travel sector. However, we believe that the demand for a similar service for non-air products to that enjoyed by the airlines is widespread.

Today, most non-air travel products are sold through travel agents on a "referral" basis. The agent makes the booking on the customer's behalf some time in advance, expecting to be paid his commission by the supplier some time after the booking has been fulfilled. The customer makes payment to the supplier on completion of the booking. This creates problems for both supplier and agent. The booking is not guaranteed as the customer may not turn up, or may cut short his stay. The supplier has to track agent bookings and calculate commission based on actual stay as opposed to booked stay, thus causing a discrepancy between what the agent expects and what is finally received. The supplier has to physically pay commission to the agent with all of the administrative costs that generates often a small amount in a foreign currency. The agent finally receives payment (if at all) long after he did the work of making the booking. The result is that many agents will only make referral bookings on behalf of regular customers, or where the reservation results in other forms of booking income. Thus agents and suppliers are losing out on potentially large revenue opportunities. With the consumer trend towards custom built vacations growing, these lost opportunities are likely to increase. The Onelink4travel service is designed to provide agents and suppliers with the solution to these problems.

We began our company as a result of marketing studies conducted by the International Air Transport Association ("IATA") which we believe showed considerable potential for an offering that provided the travel and tourism industry with a full "surf, look, book" service directly connected to industry fulfillment services. We entered into an Operating Agreement in June 2002 with IATA and received a license to use the intellectual property in their automated financial solution in return for license and royalty fees.

During 2002 and 2003 over $6 million in capital and $4 million in services were invested in developing the Onelink4travel proprietary technology, systems, operations and business processes, and in developing key industry distribution and marketing partners.

In early October 2003, as disclosed in our Form 8-K filed on October 23, 2003, IATA disputed Onelink4travel's compliance with the Operating Agreement and contended that the agreement was terminated. We disputed IATA's termination and are attempting to resolve the matter so that we can use the IATA services. However, the contractual dispute resulted in a re-evaluation of our settlement service providers during late 2003 and we have identified alternative processes and service providers to implement our system. Management is confident that, if required, these alternatives could be obtained and would be effective but this change would likely delay the planned launch schedule of the Onelink4travel service in 2004.

The Onelink4travel System

The Onelink4travel system is a proprietary transaction processing system comprised of four basic features:

     1) A computer portal that agents can access either over the Internet, or through third party proprietary IP communications networks, that provides a central user interface and booking engine to search for and book a wide array of non-air travel products. Agents can search for products geographically, with on-line availability and pricing being returned from suppliers host systems. Pricing is converted and displayed in the agent's local currency by the Onelink4travel system. Subject to suppliers making available the necessary data, agents can access more detailed supplier/product information, including photographs.
     2) On-line interfaces to the reservation systems of non-air travel suppliers and distributors, and banks and other financial settlement systems providers. These are XML interfaces adopting OTA (industry) standards.
     3) A central hub system that captures and reports details of every booking made by travel agents on suppliers. It creates the financial settlement instructions for monies to be collected from agents and paid to suppliers and generates the reports that enable suppliers and agents to track bookings and the status of payments.
     4) A proprietary allocation and inventory system that enables Onelink4travel to locally host travel products on behalf of suppliers, such as hotels and guest houses that do not have their own on-line reservation systems. This is particularly relevant for smaller travel service providers who offer a unique local product but historically have been unable to distribute it through travel agents due to a lack of affordable technology.

Onelink4travel with its current and planned strategic partnerships will create:

     o Links to key travel industry reservation systems that will give access to global product coverage.
     o Access to national tourism suppliers, large and small, through local tourist boards and appointed distributors.
     o Interfaces to banks and existing financial settlement service providers in order to provide settlement between agent and supplier.
     o Links to proprietary distribution networks in making the service as widely available as possible to travel agents throughout the world.

The Benefits to the Industry

We believe the benefits to travel suppliers and travel agents from use of our service will be substantial. Travel suppliers should receive the benefits of:

     o    Improved cash flow through electronic payment

     o    Reduced costs by receiving payment in local currency

     o Greater customer satisfaction through improved quality of transaction handling

     o Increased sales through a value added connection to travel agents worldwide

     o    New methods to sell existing products

     o    Reduced costs of completed bookings.


Travel agents should receive the benefits of:

     o    Improved cash flow through electronic payment

     o    Improved profits through commission payments in local currency

     o    Access to a supply of higher margin travel products

     o    Reduced administration and back office costs

     o    Increased supply and type of travel product to sell

     o Greater staff productivity and lower transaction costs through electronic booking.


Competition

On a global basis, there is no current competition for Onelink4travel. The entry cost and time to launch for another venture to come into the market and compete globally would be extremely high. However, in certain market segments and geographical areas there are service providers who can provide one or more elements of the Onelink4travel service. Part of the Onelink4travel strategy will be to seek to work with these organizations on a complementary basis, leveraging their existing systems as part of the Onelink4travel offering, and thus fulfilling our need for co-operative partner relationships as well as expanding each partner's revenue opportunities.

Mission

To provide the travel and tourism industry with a new channel of distribution that offers an end-to-end service from product display and inventory to financial settlement and fulfillment for non-airline travel vendors and travel agents.

Strategic Overview

One Link 4 Travel's objective is to become the global provider of distribution and automated financial settlement services for non-air products to the leisure and business travel industries. Thousands of travel suppliers such as car rental, rail, tour operators, ferry and cruise, small to medium hotel and resort companies, event and attraction operators, will for the first time have the opportunity to sell and be paid electronically through a potential network of 137,000 travel agencies around the world. The underlying business strategy for One Link 4 Travel, Inc. is to establish a presence in every major non-air travel and tourism market.

The Onelink4travel business strategy is focused on driving early market advantage into a long term, sustainable market share by leveraging technology and network partners to accelerate access to suppliers and travel agents. The focus will be on a product offering that integrates the requirements of travel product distribution with those of financial settlement. There are many companies today that provide travel industry distribution and inventory management. There are companies that separately provide the various components of financial settlement between the travel vendor and travel agents. However, there are very few operations that offer both distribution and settlement as one integrated service and none today that can lay claim to providing this on a global basis.

The development and implementation strategy focuses on three key elements:

     o Bringing together a group of already successful enterprises that provide systems and services to the travel and tourism industry

     o Integrating existing systems and services that are operating to form a complete end to end distribution and settlement service

     o    Utilizing proven e-commerce technology

System Roll-out

The Onelink4travel service has undergone extensive refinement and development since its initial operational pilot in November 2002, when the system successfully completed end-to-end system testing. During the first quarter of 2004 we integrated into our system a proprietary reservation system for small hotel and independent accommodation providers, and also successfully integrated a major content aggregator for access to hotel chains and rental car companies. Subject to system extensions, modifications and interfaces required by our strategic partners, the system is now scheduled to go live in 2004.

At this time the marketing and business development strategy has commenced and initial rollout of the Onelink4travel service will cover car rental, hotel and other accommodation and travel accessories. Subsequently rail, events and attractions, cruise, ferries, tours, and bus and coach will be added. Onelink4travel is leveraging its distribution agreements to gain access to a range of car rental product, covering both the major as well as smaller car rental companies.

Initial country roll-out will target Western European travel agencies before expanding into North America.

Specialist product distributors have already been appointed for car rental, rail passes and specialist rail products, and travel accessories. Distributors have been appointed for the geographical territories of Canada and India, with an agency agreement for the Caribbean.

Employees

We have six employees. Certain other personnel have been contracted to us under consultancy agreements, including executive officers.

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

We are a development stage company with limited operating history for new investors wishing to evaluate our business

Our limited operating history makes predicting a future operating result difficult. Although we have tested our system, we have not provided integrated distribution and automated financial settlement services to date. Companies without material revenues are subject to a substantially greater number of risks than companies that have demonstrated an ability to market their products or services and generate material sales from these products or services. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets. These risks include our ability to:

     o    Access additional capital;

     o Conclude arrangements with third parties to provide global settlement services;

     o    Acquire and retain travel suppliers;

     o    Interest travel agents in our services;

     o    Extend existing and develop new strategic partner relationships;

     o    Attract and retain key personnel.

Our business strategy may not be successful and we may not successfully address these and other risks and uncertainties related to our limited operating history.

We need additional financing to implement our business plan

We will need to raise additional capital to implement our business plan. We have engaged an investment banking firm to assist us in this endeavour. However, no assurance can be given that our fundraising efforts will be successful. If we are unable to obtaining additional financing, we will likely not be able to continue in business.

Our product may fail to deliver the benefits that we believe will make it special

We believe a special benefit of Onelink4travel is its integrated financial settlement. However, there are many other channels for travel suppliers and travel agents to use. We may find our product has a lack of substantial market acceptance. The proposed marketing of our product has inherent risks as it is a new and untried product. We cannot accurately predict the acceptance of the product or the time frame in which any sales will be made. We have surveyed the market to get an indication of the potential, but actual results are unpredictable.

We may fail to sign up sufficient travel supplier content to attract travel agents to use the system

We believe our service will be successful when there is sufficient content on the system to attract agents to use Onelink4travel on a regular basis. If we are not successful in signing up travel supplier content, then it may be more difficult to attract travel agents to use the system on a regular basis.

We expect continued losses until our business plan has been implemented

As we have not obtained any revenues, we have incurred losses from operations. Substantial funding has been, and will be, required for development of our system, and it can be expected that losses will continue through the roll-out stage. It is unlikely that we would be profitable until late 2005 at the earliest. We need to develop and implement a marketing and promotional plan in order to develop a market for our products and to expend substantial resources on systems enhancement and development. We will also need to pay transaction fees and make license and other payments to our strategic partners and other vendors.

The travel and tourism industry is highly competitive

Our operations will be conducted in a highly competitive industry and we will be a new entrant in an industry with many established companies. Accordingly, we could be considered to be at a competitive disadvantage. Although, we are not aware of any other companies that currently offer distribution and settlement services on a global basis, there are many established service providers in various geographical areas and different industry segments that offer travel-related services.

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

We will be subject to certain risks associated with international operations

Our operations will occur primarily outside of the United States. We face the risks inherent in international operations, including political unrest, terrorist actions, war or other hostilities, conflicting and changing laws and regulations, currency fluctuations, taxation, withholding requirements, the imposition of tariffs, and exchange controls or other restrictions. If we do not effectively manage these risks associated with our foreign operations, our business may suffer.

There may be political and economic threats to the global travel and tourism market

The global travel and tourism market is influenced to some degree by both political and economic events. If there continues to be global political unrest and the world's economies are not robust, then demand for Onelink4travel services will likely suffer.

Computer viruses may cause our system to incur delays or interruptions

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

We completed a reverse takeover of a corporation which had conducted no operations

In September 2002, we completed a reverse takeover of a company previously known as National Pizza Corporation (see Note 2 to the financial statements included within this filing). None of the persons previously involved in management of that entity are currently associated with us. In March 2003, we received a letter from the SEC asking us to voluntarily provide documents in connection with the statements of National Pizza Corporation regarding its business plans prior to the reverse takeover. We voluntarily produced the requested documents. We are unaware whether the statements or acts of prior management could result in other government inquiries or actions which could negatively impact us.

Our charter documents and Delaware law may inhibit a takeover or change of control that stockholders may consider beneficial

Provisions in our Certificate of Incorporation may have the effect of delaying or preventing a merger with or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even where the stockholders may consider the acquisition or merger favourable. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorizing the issuance of "blank check" preferred stock. Our board of directors may issue, without a vote of our stockholders, one or more series of preferred stock with preferences and other rights, including potentially more than one vote per share, as determined by the Board.

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

Future sales by existing stockholders could depress the market price of our common stock

Sales of a substantial number of shares of our common stock in the public market by our stockholders could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As at December 31, 2003, we had outstanding 20,036,676 shares of common stock. Of these shares, 15,404,130 constitute "restricted securities" under the Securities Act of 1933 and may only be publicly sold upon the earlier of 12 months following the sale (subject to the limitations contained in Rule 144 such as volume and timing) and the registration of such shares.

Investors are not likely to receive dividends in the near future

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

A developing public trading market exists on the OTC Bulletin Board for our common stock which commenced in February 2003. Due to our limited history and absence of revenues, it would be extremely difficult to predict the market price of our common stock, and whether any stockholder would be able to sell their shares quickly or at an acceptable price, particularly if trading in our stock is not active. Because our stock is not traded on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of our common stock is less than $5 per share, the common stock will be classified as a "penny stock." The price of our common stock is currently substantially below $5 per share. SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risks of penny stock. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the shares at prices at or above the prices they paid.



ITEM 2. DESCRIPTION OF PROPERTIES.

Our principal administrative facilities in the United States of America are located at One Market Plaza, Spear Tower, 36th Floor, San Francisco, where we presently rent serviced office space as required.

In the United Kingdom we rent office space from one of our strategic partners in Henley, England as required. All other operations are carried out at the offices of our contractors for which there has been no charge.

During 2004, we anticipate requiring office space for our administration and operations in the United States and United Kingdom which we expect to be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

Our common stock commenced trading on the Over the Counter Bulletin Board of the National Association of Securities Dealers under the symbol BSPO in February 2003. The trading symbol was changed on February 10, 2004 to OLKT. The following table sets forth for the periods indicated the high and low reported closing sale prices per share for our stock as reported by the OTCBB.

Year ended December 31, 2003                   High              Low
----------------------------                   ----              ---
First quarter                                 $4.60            $2.25
Second quarter                                $3.05            $1.90
Third quarter                                 $2.60            $1.40
Fourth quarter                                $1.50            $0.31


The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Recent sales of unregistered securities

During the three months ended December 31, 2003, we sold 66,850 shares of our Common Stock to 13 persons who are non-U.S. investors and received net proceeds of $75,000. These sales were made pursuant to Regulation S and were exempt from registration. We engaged Morgan Watts & Associates Ltd. to identify the investors in the Regulation S offering, and that firm received the balance of the proceeds from the sale of the shares to the non-U.S. investors of $112,500.

We issued a further 400 shares to 1 person in connection with conversions of accounts payable. We sold an aggregate of 200,000 shares to 3 U.S. investors for $200,000 in cash. We issued an aggregate of 880,000 shares to 13 persons for services rendered of $412,500. We relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about our business and financial condition and risk factors related to our securities.

We also issued shares during the third quarter of the fiscal year ended December 31, 2003 as reported in the Report on Form 10-QSB for the quarter ended September 30, 2003.

Holders

As of March 19, 2004 there were approximately 248 holders of record of our common stock.

Stock option plans

The following table summarizes information about stock options outstanding as of December 31, 2003.

Plan category                         Number of securities to       Weighted average         Number of securities
                                      be issued upon exercise       exercise price of      remaining available for
                                      of outstanding options,     outstanding options,         future issuance
                                        warrants and rights        warrants and rights
Equity compensation plans approved               -                          -                         -
by security holders
Equity compensation plans not                 817,000                     $0.83                       -
approved by security holders


See also warrants and options within Note 13 Share Capital to the financial statements included within this filing.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding our financial statements should be read in conjunction with the financial statements (including the notes to the Consolidated Financial Statements) included herewith.

Forward-Looking Statements
--------------------------

The statements in this report relating to our expectations about our launching, testing and roll out of the Onelink4travel service, when we may become profitable or our capital needs, the nature of the securities we may issue and our success in fundraising, are some of the forward-looking statements in this Report within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include problems in attracting capital or industry partners, unanticipated software development problems, market acceptance, and future market and economic conditions.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see other disclosures in this Report, including the Risk Factors section in Item 1, as well as our other filings with the U.S. Securities and Exchange Commission.

Overview
--------

For accounting purposes, the transaction between One Link 4 Travel, Inc and Onelink4travel Limited has been treated as a reverse acquisition with One Link 4 Travel, Inc. treated as the acquired company and with Onelink4travel Limited as the acquirer, and the reverse acquisition transaction is considered a capital transaction rather than a business combination. (See note 2 to the financial statements included within this filing). The operations of One Link 4 Travel, Inc. have been included with those of Onelink4travel, Ltd. from the acquisition date of September 12, 2002.

Critical accounting policies
----------------------------

A "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fit this definition.

Going concern

These financial statements are prepared assuming that we will continue as a going concern.

We have incurred losses from operations of $11,372,182 and have net current liabilities of $883,063 as of December 31, 2003. Our net working capital deficiency may not allow it to meet its financial commitments as presently structured.

We require further funding to ensure the continued development of our products and services. Our Management is confident of raising additional funds. We have engaged investment bankers and other appropriate financial advisers and institutions to support this process and are actively seeking private financing of several million dollars. However, there can be no assurance that subsequent fund raising will be successful. These factors raise substantial doubt about our ability to continue as a going concern.

In early October 2003, as disclosed in Form 8-K filed on October 23, 2003, IATA disputed our compliance with the Operating Agreement and contended that the agreement was terminated. We disputed IATA's termination and are attempting to resolve the matter so that we can use the IATA services. However, the contractual dispute resulted in a re-evaluation of settlement service providers by our Management during late 2003. We are confident that, if required, these alternatives could be obtained and would be effective but this change would likely delay the planned launch schedule of the Onelink4travel service in 2004. As with the IATA system, there can be no assurances that these alternatives would be successful.

As a result of the dispute with IATA and the re-evaluation of our settlement service providers, our Management has assessed the possible impact of this change on the software development work carried out to date. Our Management has concluded that $350,000 of costs incurred in relation to part of the development of the portal is impaired as we intend to re-write the software code with a different software tool set to improve the Onelink4travel system. In addition, a provision of $272,000 has been made against costs incurred in relation to software links between our system and a third-party's proprietary software as it is now uncertain that these will utilized.

Notwithstanding these uncertainties, our Management has concluded that it is appropriate to prepare the financial statements on a going concern basis. Consequently, the financial statements do not include any adjustments that might result from the outcome of these uncertainties and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

Software development costs

Software development designed to interface and link the systems in our service have been capitalized as the software is being developed for internal use. In assessing the future operational use of the product, management have made estimations with respect to future revenues and costs and the ongoing viability of the business. Our management has determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. As noted above, our Management has also reviewed software development costs for any impairment.

Fair value of equity instruments issued

In assessing the fair value of equity instruments, our Management has used the market price of our shares at the commitment date to determine the fair value. With regard to the fair value of warrants issued to our professional advisers, we value them using the Black-Scholes model and used the market price of our shares and other relevant data required by the model at the commitment date.

Results of operations for the year ended December 31, 2003 compared to the year ended December 2002

We have no revenues or profits for the period since inception as we are a development stage company. Our operating expenses, including $2,261,244 for the cost of warrants issued and the fair value of shares issued, were $6,509,863 during the year ended December 31, 2003 compared to $3,819,483 during the comparative period for 2002. A summary of the operating costs for the year ended December 31, 2003 and the comparative period is as follows:

                                                        Year ended             Year ended
                                                 December 31, 2003      December 31, 2002
                                                                 $                      $
Sales and marketing:
Compensation and payments to consultants                   467,478                462,546
Marketing                                                  196,779                 77,556
Travel                                                     (8,687)                 55,577
                                                 ------------------     ------------------
Total sales and marketing                                  655,570                595,679
                                                 ------------------     ------------------
General and administrative expenses:
Compensation and payments to consultants                 1,431,699                391,580
Professional fees                                        2,664,194              1,252,515
Advisory costs for corporate financiers                    535,914              1,388,073
Travel                                                     114,923                105,513
Impairment of software development costs                   622,000                      -
Other costs                                                473,049                 72,361
                                                 ------------------     ------------------
Total general and administrative expenses                5,841,779              3,210,042
                                                 ------------------     ------------------
Depreciation and amortization                               12,514                 13,762
                                                 ------------------     ------------------
Total operating expenses                                 6,509,863              3,819,483
                                                 ------------------     ------------------


Compensation and payments to consultants within general and administrative expenses amounted to $1,431,699 in the year ended December 31, 2003, including $525,000 for the cost of shares granted for services, compared to $391,580 in 2002. The significant component of costs within sales and marketing is for compensation and payments to sales consultants, being $467,478 in the year to December 31, 2003 compared with $462,546 in the comparative period in 2002. The number of consultants within general and administrative activities has risen since the reverse takeover in September 2002 as our management has been strengthened to meet the Company's needs (see Note 2 to the financial statements included within this filing). One consultant who assisted with sales and marketing in 2002 became Operations Director in 2003 and his costs are now included within general and administrative expenses. The overall number of consultants retained in the year to December 31, 2002 was lower than during the same period in 2003 as we had only just completed the reverse takeover in September 2002.

Marketing costs, including public and investor relations, were $196,779 in the year to December 31, 2003 whereas only $77,556 was incurred in the comparative period in 2002 due to the stage of the Company's development.

Total travel costs were $106,236 in the year ended December 31, 2003 compared with $161,090 in the same period in 2002 due to the stage of the Company's development. In 2002 when our development activities commenced, it was necessary for us to meet frequently to define the project and software requirements whereas in 2003 much of the travelling related to fund-raising activities. The cost reduction within sales and marketing of $8,687 in the year ended December 31, 2003 arose as a result of actual costs being less than provided for as of December 31, 2002.

Professional fees were $2,664,194 in the year ended December 31, 2003, including $1,277,944 for the cost of warrants issued to advisers, compared with $1,252,515 in the same period in 2002. $727,507 of the costs in the year to December 31, 2003 is for services from investment bankers and other advisers in support of fund raising. There were no similar costs in 2002. Other professional fees are for legal and financial services in relation to SEC filings and the ongoing support of the business. In the comparative period in 2002, the costs related to legal advice in connection with agreements with software suppliers and service providers as the Company was starting-up and in completing the reverse takeover (see Note 2 to the financial statements included within this filing).

Advisory fees for corporate financiers were $535,914 in the year to December 31, 2003, including $366,800 for the fair value of shares issued to advisers, compared with $1,388,073 in the same period in 2002 when the costs were related to the reverse acquisition (see Note 2 to the financial statements included within this filing).

We have expended $1,895,694 on software development costs since our development activities commenced, of which $132,205 was incurred in the year ended December 31, 2003. $1,763,489 was incurred through December 31, 2002. These costs, which include the external technical development time costs specific to this development, have been capitalized. We have reviewed development costs for any impairment and have concluded that $350,000 of costs incurred in relation to part of the development of the portal as we intend to re-write the software code to improve the Onlink4travel system. In addition, a provision of $272,000 has been made against costs incurred in relation to software links between our system and a third-party's proprietary software as it is now uncertain that these will utilized. These have been included as costs within general and administrative expenses. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

Other costs of $473,049 for the year ended December 31, 2003 include $76,000 for the fair value of shares of common stock issued in connection with the conversion of accounts payable to convertible loans, $118,826 for insurance and $229,493 in relation to losses on exchange due to the movement of the US dollar against the British pound which has moved from an average rate of 0.63 $:(pound) when the costs were incurred to 0.56 $:(pound) for liabilities still outstanding as of December 31, 2003. Apart from negligible losses on exchange, there were no similar costs in the year ended December 31, 2002.

Depreciation and amortization was $12,514 in the year ended December 31, 2003 and $13,762 in the comparative period in 2002 and related to computer equipment the majority of which was purchased in the quarter ended June 30, 2002. $2,916 was incurred on computer equipment during the year ended December 31, 2003.

                                                    Year ended            Year ended
                                             December 31, 2003          December 31,
                                                                                2002
                                                             $                     $
Loss from operations                               (6,509,863)           (3,819,483)

Loss on extinguishment of debt                       (351,083)                     -
Gain on extinguishment of debt                          42,800                     -

Interest expense                                     (359,630)             (374,923)
                                             ------------------     -----------------

Loss before income taxes                           (7,177,776)           (4,194,406)
Provision for income taxes                                   -                     -
                                             ------------------     -----------------

Net loss attributable to shareholders              (7,177,776)           (4,194,406)
                                             ------------------     -----------------


During the year ended December 31, 2003, shares were issued to settle outstanding loans (see Note 12 to the financial statements included within this filing). An amount of $335,002 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt. In addition, shares were issued to settle accounts payable. This gave rise to a loss on extinguishments of debt on certain accounts of $16,081 and a gain on other accounts of $42,800.

Interest expense of $359,630 for the year ended December 31, 2003 includes $68,434 interest incurred on convertible loan notes together with amortization of debt discount of $259,077 (see Note 5 to the financial statements included within this filing). Interest of $32,119 has been incurred on overdue accounts payable. Interest for the corresponding period in 2002 of $374,923 relates to $46,157 of interest incurred on convertible loan notes and $328,766 for a beneficial conversion feature (see Note 5 to the financial statements included within this filing).

The net loss attributable to common stockholders was $7,177,776 for the year ended December 31, 2003. We do not consider this indicative of any trend as we are still in the development stage.

New accounting pronouncements yet to be adopted

In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its financial position, cash flows and results of operations.

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The Statement requires that those instruments be classified as liabilities in statements of financial position.

SFAS 150 affects an issuer's accounting for three types of freestanding financial instruments, namely:

     o mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.
     o instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. These instruments include put options and forward purchase contracts.
     o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

SFAS 150 does not apply to features embedded in financial instruments that are not derivatives in their entirety.

In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

The Company is currently evaluating the impact of SFAS 150 on its results of operations and financial position, but does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial statements.


Outlook

We have targeted the $100 billion non-air travel sector of the worldwide travel and tourism market booked by travel agents. We expect to begin implementing our service in 2004 working with travel industry strategic distribution partners to achieve our objective.

We have developed a comprehensive marketing and pricing strategy that addresses the needs of prospective strategic distribution partners. A significant degree of interest has been established as our service is seen as complementary to those that they offer to the travel and tourism industry.

According to the World Tourism Organization the travel industry as a whole and the leisure sector in particular are experiencing a resumption of worldwide growth in the wake of 9/11. In addition, industry distribution leaders have recognized that substantial revenue growth opportunities remain in the leisure travel market, after 30 years of emphasis on serving the business travelers' needs through their travel agent channel. We believe Onelink4travel is uniquely positioned without global competitor to facilitate the distribution and financial settlement of pre-paid travel products and services, a service long recognized as needed by the leisure travel market and one, if offered in partnership with a strategic distribution partner, would accelerate their growth and market penetration (and ours) in this extremely large market sector.

Liquidity and capital resources

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2004. We have raised $6.4 million and converted $3.4 million in trade payables to equity and long term debt in the 24-month period ended December 31, 2003.

We had cash balances of $13,865 at December 31, 2003, and had $322,676 held by third parties for our benefit, which was received by us in 2004. In first quarter 2004, we received an aggregate of $1,080,000 from the sale of convertible notes and warrants (including $300,000 which was held in the third party account at December 31, 2003). The convertible notes are payable, with interest at 6% per annum, on the earlier to occur of February 28, 2005, or the closing of a sale of our securities in which we receive proceeds of not less than $5 million. In calculating the $5 million amount, note amounts converted would be included. The notes are convertible at the option of the holders into our common stock at the same price per share as would be paid by the investors in the $5 million financing. The notes are also convertible at the option of the holders at the same price per share as would be paid by investors in an interim financing in which we receive proceeds of not less than $2 million. If at maturity the $5,000,000 financing has not occurred, and the option holders have not converted their notes, they may be converted into our common stock at $0.50 per share. We also issued to the note purchasers warrants to purchase an aggregate of 540,000 shares of our common stock at $0.50 per share through December 31, 2006.

Subsequent to December 31, 2003, we also received $245,000 from the sale of our common stock. We believe that we will need approximately $4 million to complete the roll-out of our service, to provide working capital, and to reach a break-even cash flow level in our operations.

We are actively seeking equity financing and in August 2003 retained investment banker Presidio Merchant Partners of San Francisco to represent us, who facilitated the first quarter 2004 funding received by the Company. We have also continued to receive support from private and corporate investors, and from service providers who are willing to receive shares in lieu of cash fees. We intend to continue to take advantage of opportunities to pay for services with shares of our common stock to conserve cash. As a result of a refined strategy that we commenced in the fourth quarter of 2003, we were able to reduce our expenditures in marketing, operations and procurement of outside services. In addition we have been able to reduce the planned expenditure on software development.

Based upon our assessment of the market for our service and anticipated revenue and expenses, the business is not expected to break-even until late 2005. Our plans are dependent upon obtaining additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be adversely affected. There is no assurance that we will be successful in raising this additional capital. These factors raise substantial doubt about our ability to continue as a going concern.



                          ITEM 7. FINANCIAL STATEMENTS

        FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

One Link 4 Travel, Inc
San Francisco
California

We have audited the accompanying balance sheets of One Link 4 Travel, Inc (formerly BSP ONElink, Inc) (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the period from November 6, 2000 (date of inception) to December 31, 2003 and the years ended December 31, 2003 and December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the period from November 6, 2000 (date of inception) to December 31, 2003 and the years ended December 31, 2003 and December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing an on-line global distribution system for an international range of travel and tourism products. As discussed in Note 3 to the financial statements, the deficiency in working capital at December 31, 2003 and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


DELOITTE & TOUCHE LLP
Manchester, United Kingdom


April 14, 2004


                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                               Notes       2003           2002     Accumulated from
                                                                                   November 6, 2000
                                                                                           (date of
                                                                                      inception) to
                                                                                  December 31, 2003
                                                              $              $                    $
Sales                                                        --             --                   --

Cost of sales                                                --             --                   --
                                                    -----------    -----------          -----------

Gross profit                                                 --             --                   --

Operating expenses
Sales and marketing expenses                            655,570        595,679            1,251,249
General and administrative expenses                   5,841,779      3,210,042            9,051,821
Depreciation and amortization                            12,514         13,762               26,276
                                                    -----------    -----------          -----------

Total operating expenses                              6,509,863      3,819,483           10,329,346
                                                    -----------    -----------          -----------

Loss from operations                                 (6,509,863)    (3,819,483)         (10,329,346)

Loss on extinguishment of debt                         (351,083)            --             (351,083)
Gain on extinguishment of debt                           42,800             --               42,800

Other expense
Interest expense                                5      (359,630)      (374,923)            (734,553)
                                                    -----------    -----------          -----------

Loss before income taxes                             (7,177,776)    (4,194,406)         (11,372,182)
Provision for income taxes                      6            --             --                   --
                                                    -----------    -----------          -----------

Net loss after income taxes                          (7,177,776)    (4,194,406)         (11,372,182)
                                                    ===========    ===========          ===========

Loss per share basic and diluted                7         $0.40          $0.42


See Notes to Consolidated Financial Statements

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                 Notes    December 31,    December 31,
                                                                                  2003            2002
                                                                                     $               $
ASSETS

Current assets
Cash                                                                            13,865         110,170
Accounts receivable                                                  8          12,788          64,253
Related party receivable                                            8,15       322,676              --
Prepaid expenses and other current assets                                      216,630           8,804
                                                                             ---------       ---------

Total current assets                                                           565,959         183,227
                                                                             ---------       ---------

Other assets
Fixed assets (net of accumulated depreciation of $26,276 at          9          17,715          27,313
December 31, 2003 and $13,762 at December 31, 2002)
Software development costs                                          10       1,273,694       1,763,489
                                                                             ---------       ---------

Total other assets                                                           1,291,409       1,790,802
                                                                             ---------       ---------

Total assets                                                                 1,857,368       1,974,029
                                                                             =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                               11         977,452       2,218,443
Related party payables - accounts payable and accrued             11,15        299,684              --
expenses
Related party payables - loans from officers                      12,15             --          12,246
Convertible notes                                                   12         169,886         336,400
Other current liabilities                                                        2,000              --
                                                                             ---------       ---------

Total current liabilities                                                    1,449,022       2,567,089
                                                                             ---------       ---------

Long term liabilities
Convertible notes                                                   12         957,486              --
Related party payables - convertible notes                        12,15        479,150              --
                                                                             ---------       ---------

Total long-term liabilities                                                  1,436,636              --
                                                                             ---------       ---------

Total liabilities                                                            2,885,658       2,567,089

Commitments and contingencies ( Note 14)



                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                                   (continued)

                                                                       Notes   December 31,  December 31,
                                                                                      2003           2002
                                                                                         $              $
Stockholders' equity

Common stock, $0.001 par value, 100,000,000 shares authorized,            13
20,036,676 shares issued and outstanding                                            20,037         16,765
Preferred stock $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding                                                         --             --
Additional paid-in capital                                                      10,581,455      3,584,581
Share capital issued but unpaid                                                   (257,600)            --
Deficit accumulated during the development stage                               (11,372,182)    (4,194,406)
                                                                               -----------    -----------

Total stockholders' deficit                                                     (1,028,290)      (593,060)
                                                                               -----------    -----------

Total liabilities and stockholders' deficit                                      1,857,368      1,974,029
                                                                               ===========    ===========


                 See Notes to Consolidated Financial Statements


                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                   Common stock      Additional        Accumul'
                                                                        paid in            ated           Total
                                                                        capital         deficit
                                       No of shares      Amount
                                                              $               $               $               $
Balance, December 31,
2001
                                                  2           3               -               -               3
Issuance of common stock prior to            26,370      40,346         529,126               -         569,472
reverse takeover transactions
Recapitalization pursuant to             13,972,728    (26,349)          26,349               -               -
reserve takeover transaction (see
Note 2 )
Issuance of common stock on
conversion of loans                         745,185         744         551,157               -         551,901
Issuance of common stock for                638,000         638         637,362               -         638,000
services
Issuance of common stock in               1,093,204       1,093       1,092,111               -       1,093,204
satisfaction of liabilities
Issuance of common stock                     30,000          30          29,970               -          30,000
Beneficial conversion feature                     -           -         328,766               -         328,766
Issuance of warrants                              -           -         130,000               -         130,000
Common stock paid for but not               260,000         260         259,740               -         260,000
issued
Net loss                                          -           -               -     (4,194,406)     (4,194,406)

                                     ---------------------------------------------------------------------------
Balance, December 31,
2002                                     16,765,489      16,765       3,584,581     (4,194,406)       (593,060)
                                     ===========================================================================


                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                          Common stock   Additional         Share       Accumul'
                                                            paid in       capital           ated           Total
                                                            capital    issued but        deficit
                                No of shares    Amount                     unpaid
                                                     $            $             $              $               $
Balance,  December 31,
2002                              16,765,489    16,765    3,584,581             -    (4,194,406)       (593,060)

Issuance of common stock           1,007,877     1,008    1,080,764             -              -       1,081,772
Issuance of common stock on
conversion of loans                  224,595       225      620,432             -              -         620,657
Issuance of common stock for
services                           2,016,000     2,016    1,967,714             -              -       1,969,730
Issuance of common stock in
satisfaction of liabilities          384,715       385      348,968             -              -         349,353
Issuance of common stock in
connection with the conversion
of accounts payable to
convertible loans                     50,000        50       75,950             -              -          76,000
Cancellation of common stock
                                   (912,000)     (912)           12             -              -           (900)
Beneficial conversion feature              -         -    1,060,238             -              -       1,060,238
Proceeds of convertible debt               -         -       65,352             -              -          65,352
with detachable warrants
allocated to the warrants
Issuance of warrants                       -         -    1,277,944             -              -       1,277,944
Stock issued upon exercise of        500,000       500      499,500             -              -         500,000
warrants
Share capital issued but                   -         -            -      (257,600)             -       (257,600)
unpaid
Net loss                                   -         -            -             -    (7,177,776)     (7,177,776)

                                ------------- --------- ------------ ------------- -------------- ---------------
Balance, December 31,
2003                              20,036,676    20,037   10,581,455      (257,600)  (11,372,182)     (1,028,290)
                                ============= ========= ============ ============= ============== ===============


                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                         Accumulated from
                                                                                                         November 6, 2000
                                                                                                                 (date of
                                                                        2003                 2002           inception) to
                                                                                                        December 31, 2003
                                                                           $                    $                       $
Cash flows from operating activities:
Net loss after income taxes                                      (7,177,776)          (4,194,406)            (11,372,182)

Adjustments to reconcile net loss to
net cash used in operating activities:
     Depreciation and amortization                                    12,514               13,762                  26,276
     Impairment of software costs                                    622,000                    -                 622,000
     Amortization of debt discount                                   259,077              328,766                 587,843
     Loss on extinguishment of debt on conversion of                 269,257                    -                 269,257
     convertible notes
     Issuance of warrants for services                             1,277,944              130,000               1,407,944
     Issuance of shares in satisfaction of liabilities               349,353            1,093,204               1,442,557
     Issuance of shares for services                               1,969,730              638,000               2,607,730
     Issuance of shares in connection with the conversion
     of accounts payable to convertible loans                         76,000                    -                  76,000
Changes in operating assets and liabilities:
     Accounts and related party receivables                         (271,211)             (64,253)               (335,464)
     Prepaid expenses                                               (207,826)              (8,804)               (216,630)
     Accounts payable and accrued expenses and related
     party payables                                                1,529,062            1,200,241               2,729,303
     Other current liabilities                                         2,000                    -                   2,000
                                                             ----------------     ----------------     -------------------

Net cash used in operating activities                            (1,289,876)            (863,490)             (2,153,366)
                                                             ----------------     ----------------     -------------------

Cash flows from investing activities:

Software development costs                                         (530,439)            (753,547)             (1,283,986)
Purchase of fixed assets                                             (2,916)             (41,075)                (43,991)
                                                             ----------------     ----------------     -------------------

Cash used by investing activities                                  (533,355)            (794,622)             (1,327,977)
                                                             ----------------     ----------------     -------------------

(Continued)

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (continued)

                                                                   2003                 2002       Accumulated from
                                                                                                   November 6, 2000
                                                                                                           (date of
                                                                                                      inception) to
                                                                                                  December 31, 2003
                                                                      $                    $                      $
Cash flows from financing activities:

Proceeds from issuance of convertible notes                     334,648            1,466,036              1,800,684
Proceeds from issuance of warrants                               65,352                    -                 65,352
Proceeds from loans                                              15,000                    -                 15,000
Proceeds from loans from executive officers (see                 48,435               21,933                 70,368
Note 15)
Loans from executive officers repaid                            (60,681)              (9,687)               (70,368)
(see Note 15)
Issuance of common stock                                      1,081,772              290,000              1,371,772
Stock issued upon exercise of warrants                          242,400                    -                242,400
                                                       -----------------    -----------------    -------------------

Net cash provided by financing activities                     1,726,926            1,768,282              3,495,208
                                                       -----------------    -----------------    -------------------

Net (decrease) increase in cash                                 (96,305)             110,170                 13,865

Cash at beginning of period                                     110,170                    -                      -
                                                       -----------------    -----------------    -------------------

Cash at end of period                                            13,865              110,170                 13,865
                                                       =================    =================    ===================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest                                                              -                    -                      -
Income taxes                                                          -                    -                      -

Supplemental disclosures of non-cash activities:

Conversion of accounts payable into convertible
notes (see Note 12)                                           1,999,911                    -              1,999,911


                 See Notes to Consolidated Financial Statements

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

1.   Description of business

The Company has been established to address the need for an integrated end-to-end distribution and settlement service in the non-air travel and tourism industry. The Company's proprietary Onelink4travel service is being introduced to allow all travel product and service providers to benefit from the same type of service already available to the airline industry.

The service is designed to provide non-airline travel suppliers with the immediate benefits of improved cash flow and reduced costs from taking reservations that are guaranteed pre-paid in their local currency at the time of booking, and which do not incur the significant administration associated with tracking and paying agents' commissions in a multiplicity of currencies. Additionally, they can expect to gain access to broader distribution channels, benefit from savings in back office costs and have the opportunity to re-deploy resources to spur new business development.

On the user side, travel agents would receive commissions at the time of booking, and improved cash flow, as well as have free access to a one-stop-shop availability and booking portal for all non-air travel products. Furthermore, they would gain exposure to a wider range of travel products and services, and experience improved office efficiency/employee utilisation with limited need for training/system education.

2.   Acquisition of Onelink4travel

On September 12, 2002, the Company closed an Acquisition Agreement by and among FS2 Limited, a company registered in England and Wales which is now named Onelink4travel Limited. The transaction has been accounted for as a reverse acquisition, in which, for accounting purposes, Onelink4travel Limited has been treated as the acquiring company. Accordingly, the historical financial statements of Onelink4travel have become those of the combined company. Because the Company was an inactive company with no identifiable assets at the time of the reverse acquisition, however, this transaction has been accounted for as a capital transaction rather than a business combination. The purchase method of accounting has therefore not been applied.

3.   Going concern

These financial statements are prepared assuming that the Company will continue as a going concern.

The Company has incurred losses from operations of $11,372,182 and has net current liabilities of $883,063 as of December 31, 2003. The Company's net working capital deficiency may not allow it to meet its financial commitments as presently structured.

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

In early October 2003, as disclosed in Form 8-K filed on October 23, 2003, IATA disputed Onelink4travel's compliance with the Operating Agreement and contended that the agreement was terminated. The Company disputed IATA's termination and is attempting to resolve the matter so that it can use the IATA services. However, the contractual dispute resulted in a re-evaluation of settlement service providers by the Company during late 2003 and it has identified alternative processes and service providers to implement the system. Management is confident that, if required, these alternatives could be obtained and would be effective but this change would likely delay the planned launch schedule of the Onelink4travel service in 2004. As with the IATA system, there can be no assurances that these alternatives would be successful. As a result of the dispute with IATA and the re-evaluation of our settlement service providers, our Management has assessed the possible impact of this change on the software development work carried out to date. Our Management has concluded that $350,000 of costs incurred in relation to part of the development of the portal is impaired as we intend to re-write the software code with a different software tool set to improve the Onelink4travel system. In addition, a provision of $272,000 has been made against costs incurred in relation to software links between our system and a third-party's proprietary software as it is now uncertain that these will utilized.

See also Note 14 Commitments and contingencies.

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

Software development costs
--------------------------

In accordance with Statement of Position 98-1 ("Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"), the Company has capitalized costs associated with the application development of software. The software development undertaken by the Company's suppliers is designed to interface and link various systems such that the integrated distribution and settlement service can be offered. These links are between travel agents, the Onelink4travel service, travel suppliers and transaction processing and financial payment systems and included a search engine and linkage to reservation systems. Included in the development is management and control software to allow the company to operate the business. To date, $1,895,694 of external consultancy costs specific to this development have been capitalized. $1,273,694 (net of impairment costs of $622,000) will commence being amortized once the software is operational and ready for use.

Impairment of long lived assets
-------------------------------

Whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable, the Company will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the period from inception to December 31, 2003, management believes that certain software development may not now be utilized and an impairment provision of $622,000 has been made during the year ended December 31, 2003.

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

Convertible debt and debt issued with stock purchase warrants
-------------------------------------------------------------

The portion of the proceeds of debt securities issued with detachable stock purchase warrants which is allocable to the warrants is accounted for as paid-in capital. The allocation is based on the relative fair values of the two securities at the time of issuance. Any resulting discount or premium on the debt securities is accounted for as such. Where the instrument includes a beneficial conversion option, the beneficial conversion option is accreted from the date of issuance to the stated date of redemption of the convertible instrument, regardless of when the earliest conversion date occurs.

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

New accounting pronouncements yet to be adopted
-----------------------------------------------

In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on its financial position, cash flows and results of operations.

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The Statement requires that those instruments be classified as liabilities in statements of financial position.

SFAS 150 affects an issuer's accounting for three types of freestanding financial instruments, namely:

     o mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.
     o instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. These instruments include put options and forward purchase contracts.
     o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

SFAS 150 does not apply to features embedded in financial instruments that are not derivatives in their entirety.

In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

The Company is currently evaluating the impact of SFAS 150 on its results of operations and financial position, but does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial statements.


5.   Interest expense

                                                         2003            2002
                                                            $               $
Interest on accounts payable overdue                   32,119               -
Interest expense on loan notes                         68,434          46,157
Amortization of debt discount                         259,077         328,766

                                                   ----------      ----------
                                                      359,630         374,923
                                                   ----------      ----------


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

During the quarter ended June 30, 2003, $100,000 of convertible notes which are convertible into 66,667 common shares of the Company, plus 20,000 detachable warrants exercisable at $1.50 per share (Note 12), were issued for aggregate proceeds of $100,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $14,273 was allocated to the warrants and $85,727 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $47,334, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated to the warrants, totalling $61,607, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan (December 19, 2003). The full debt discount of $61,607 has been amortized into the income statement as interest expense through the period to December 31, 2003.

On September 29, 2003, $1,999,911 of accounts payable were converted into convertible notes. The notes are convertible into 1,999,911 shares of common stock of the Company. The conversion feature of the loan notes in accordance with the requirements of Emerging Issues Task Force 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") has been considered to be beneficial and $1,012,904 of the loan notes, equal to the conversion feature's intrinsic value, has been accounted for as a debt discount which has been recognised as Additional Paid in Capital. $197,470 has been amortized into the income statement as interest expense through the period to December 31, 2003.

On December 31, 2003, $297,000 of convertible notes which are convertible into 594,000 common shares of the Company, plus 297,000 detachable warrants exercisable at $1.50 per share (Note 12), were issued for aggregate proceeds of $300,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $51,079 was allocated to the warrants and $248,921 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $nil, equal to the conversion feature's intrinsic value. The value allocated to the warrants, totalling $51,079, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan (December 31, 2006). The debt discount will be amortized into the income statement as interest expense over the period to maturity.

6.   Income taxes

The components of income before income taxes are as follows:

                                                     December 31, 2003    December 31, 2002
Loss:                                                                $                    $
United States                                              (4,859,941)          (2,733,073)
Non-United States                                          (2,317,835)          (1,651,302)
                                                            ----------           ----------
Loss from ordinary activities before income taxes          (7,177,776)          (4,384,375)
                                                         -------------        -------------

Income tax provision includes:

                                                     December 31, 2003   December  31, 2002
                                                                     $                    $
Current income taxes:
   United States                                                     -                    -
   Non-United States                                                 -                    -
                                                            ----------           ----------
   Total current taxes                                               -                    -
                                                         -------------        -------------
Deferred income taxes:
   United States                                                     -                    -
   Non-United States                                                 -                    -
                                                          ------------         ------------
Total deferred taxes                                                 -                    -
                                                         -------------        -------------
Total income taxes                                                   -                    -
                                                         -------------        -------------


The difference between the group's tax on loss on ordinary activities, and the federal income tax rate are as follows:



                                                  December 31, 2003    December 31, 2002

                                                                  $                    $
Tax computed at the federal rate (34%)                   (2,440,444)         (1,490,687)
Permanent differences                                       692,539              753,147
Impact of UK losses taxed at 19% rather than 34%            347,675              247,695
State Taxes:  Start-up costs                               (151,257)             (45,816)
Valuation allowance against net operating losses          1,551,487              535,661
                                                         ----------           ----------
Income tax expense                                               --                   --
                                                      -------------        -------------
Effective tax rate                                               0%                   0%


Deferred income tax assets in the balance sheet are as follows:

                                        December 31, 2003    December 31, 2002
                                                        $                    $
Net current deferred tax assets:
   Net operating losses                         2,252,640              768,711
   Start-up costs                                  76,509              102,012
                                               ----------           ----------
Total deferred tax assets                       2,329,149              870,723
Valuation allowance                            (2,087,147)            (535,661)
                                               ----------           ----------
Net deferred tax assets                           242,002              335,062
Net current deferred tax liability:
   Software development costs                    (242,002)            (335,062)
                                               ----------           ----------
Net deferred tax assets                                --                   --
                                            -------------        -------------

During the year ended December 31, 2003, the Company recognized a valuation allowance of $2,605,179 (December 31, 2002: $535,661), against deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Realization of the deferred tax assets is dependent on sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 2003 the Company had approximately $4,785,621 of net operating losses (NOL) carryforwards (December 31, 2002: $3,079,947) in the United Kingdom all of which has an indefinite expiration. At December 31, 2002, the Company had approximately $466,928 of NOL carryforwards in the United States. The NOL for the year 2002 has been restated to zero in that certain tax elections under United States income tax law were not made by management relative to the above capitalized start-up costs. However, these tax elections could be still available for management to utilize in the future. If management does not choose to utilize these tax elections, or to the extent they are not otherwise available, there would be no NOL income tax benefit to the Company.

In addition, because greater than 50% ownership of One Link 4 Travel, Inc changed hands in the acquisition of Onelink4travel Limited the utilization of a portion of the tax losses incurred during the 2002 period may be subject to limitation. This limitation would affect only the amount of certain losses that could be utilized in any given tax year and would not affect the total carryover amount.

7.   Loss per share

The calculation of basic and diluted loss per share is based on the following number of shares:

                                                              2003                 2002
                                                  Number of shares     Number of shares
Weighted average number of shares:
For basic and diluted loss per share                    18,141,131            9,928,280
                                                        ----------           ----------


As a result of the net losses for the years ended December 31, 2003 and December 31, 2002, the potential effect of the exercise of warrants and the conversion of notes was anti-dilutive. Therefore, 3,756,782 (2002: 1,293,333) of potentially dilutive securities have not been included in the calculation of diluted loss per common share because to do so would have been anti-dilutive.

8.   Accounts receivable

                                                             December 31,          December 31
                                                                     2003                 2002
                                                                        $                    $
VAT recoverable                                                     6,975               64,253
Other receivable                                                    5,813                    -
                                                               ----------           ----------
                                                                   12,788               64,253
                                                               ----------           ----------

Related party receivable - capital held by a                      322,676                    -
related party for the Company's benefit
                                                               ----------           ----------

See Note 15 Related party transactions.

9.   Fixed assets

Cost                                            December 31,         December 31,
                                                        2003                 2002
                                                           $                    $
Computer equipment                                    43,991               41,075
                                                  ----------           ----------
Total                                                 43,991               41,075

Accumulated depreciation                            (26,276)             (13,762)
                                                  ----------           ----------
Net book value                                        17,715               27,313
                                                  ----------           ----------

10.  Software development costs
                                                December 31,        December 31,
                                                        2003                2002
Cost                                                       $                   $

Software development costs                         1,895,694           1,763,489
                                                  ----------          ----------

Total                                              1,895,694           1,763,489

Impairment provision                               (622,000)                   -
                                                  ----------          ----------

Net book value                                     1,273,694           1,763,489
                                                  ----------          ----------


11.  Trade payables and accrued expenses
                                                December 31,         December 31,
                                                        2003                 2002
                                                            $                   $

Trade accounts payable                                956,599           1,771,409

Accrued expenses                                      320,537             447,034
                                                   ----------          ----------

Total trade payables and other accrued expenses     1,277,136           2,218,443
                                                   ----------          ----------

12.  Convertible notes
                                                        2003                 2002
                                                           $                    $
Convertible notes - current liabilities              169,886              336,400
Convertible notes - long term liabilities          1,436,636                    -
                                                  ----------           ----------

The conversion rights relating to the note outstanding at December 31, 2002 expired on January 2, 2003. The note including the interest accrued, was settled by the issue of 209,595 shares of common stock of the Company on May 15, 2003. An amount of $254,340 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

Included within current liabilities outstanding at December 31, 2003 are convertible notes which are convertible into 66,667 common shares of the Company, plus 20,000 detachable warrants exercisable at $1.50 per share, which were issued for aggregate proceeds of $100,000. The note was issued on June 19, 2003, bears interest at 8% and is convertible, at the noteholders' option. The note was convertible through December 19, 2003. The option had not been exercised by the expiry date, however, the Company is considering extending the rights to the holder. The conversion rate provided for conversion of the notes at 25% discount to the fair value of one common share of the Company at the commitment date. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $14,273 was allocated to the warrants and $85,727 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $47,334, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated to the warrants, totalling $61,607, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan. See Note 5.

The Company agreed with a number of its creditors to convert the amounts due to them into convertible notes at a rate of $1 of convertible note for each $1 owed. The principal of the convertible notes is $1,999,911. There was no substantial modification to the terms of the original debt as defined by Emerging Issues Task Force 96-19, ("Debtor's Accounting for a Modification or Exchange of Debt Instruments") and consequently no gain or loss was recorded on the conversion of the amounts payable. The notes were issued on September 29, 2003, bear interest at 5% and are convertible, at the noteholders' option, into 1,999,911 shares of common stock of the Company. The notes are repayable or convertible through January 31, 2005 or on the receipt of a further $3 million of funding post September 2003. The conversion feature of the loan notes in accordance with the requirements of Emerging Issues Task Force 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") has been considered to be beneficial and $1,012,904 of the loan notes, equal to the conversion feature's intrinsic value, has been accounted for as a debt discount which has been recognised as Additional Paid in Capital and will be amortized into the income statement as interest expense over the period to maturity. Convertible loan notes of $1,187,715 have been recognised as long term liabilities in the balance sheet with $65,590 recognised within current liabilities. In addition to the convertible notes, $83,955 of further liabilities due to two of the noteholders was converted into 163,400 shares of common stock of the Company. Of the common stock issued, 125,000 of the shares of common stock were issued to Addlestone Keane, a firm in which the Company Secretary of Onelink4travel Limited is a partner. An amount of $80,662 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt. In addition, 50,000 shares of common stock were issued in connection with the conversion of accounts payables to convertible notes. The fair value of these shares was determined to be $76,000 and this is included within general and administrative expenses in the statement of operations.

The amounts converted into notes include $120,000 due to Cornerstone Alliance, LLC, a company in which Mr FW Guerin (Chief Executive Officer) is Manager; $102,000 due to Nichols & Company, LLC, a company in which Mr WE Nichols (Director) is Manager; $200,000 due to K3 Business Technology Group plc, a company in which Mr D Bolton (Chief Financial Officer) is a director; $25,000 due to Emsley Management Limited, a company which is controlled by Mr R Emsley (Managing Director of Onelink4travel Limited through December 31, 2003); $312,223 due to Addlestone Keane.

Included within long-term liabilities outstanding at December 31, 2003 are convertible notes which are convertible into 594,000 common shares of the Company, plus 594,000 detachable warrants exercisable at $0.50 per share, which were issued for aggregate proceeds of $297,000. The note was issued on December 31, 2003, bears interest at 6% and is convertible, at the noteholders' option. The note is convertible through February 28, 2005. The conversion rate provided for conversion of the notes at $0.50 which is in excess of the fair value of one common share of the Company at the commitment date. Hence, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds have been considered to be a beneficial conversion feature. The warrants are exercisable through December 31, 2006. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $51,509 was allocated to the warrants and $245,491 was allocated to the convertible debt. The value allocated to the warrants has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan. See
Note 5.

13.  Share capital

Common shares
-------------

                                                          December 31, 2003   December 31, 2002
                                                                          $                   $
Common stock, $0.001 par value

Authorized 100,000,000; issued and outstanding 20,036,676
in the period ended December 31, 2003                                20,037              16,765
                                                                 ----------          ----------

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

During the year ended December 31, 2003 the following equity transactions took place:


                                                                                        Number of           $
                                                                                           shares
Balance at December 31, 2002                                                          16,765,489          16,765
Issuance of common stock                                                               1,007,877           1,008
Issuance of common stock for services                                                  2,016,000           2,016
Issuance of common stock on conversion of convertible loan notes                         224,595             225
Issuance of common stock in connection with the conversion of
accounts payable to convertible loans                                                     50,000              50
Issuance of common stock in satisfaction of liabilities                                  384,715             385
Exercise of warrants                                                                     500,000             500
Cancellation of common stock                                                            (912,000)           (912)
                                                                                      -----------      ----------
                                                                                      20,036,676          20,037
                                                                                      -----------      ----------


New issuances

1,007,877 common shares were issued for cash proceeds of $1,081,772.

Issuance of shares for services

Included within issuance of common stock for services are 125,000 common shares issued under an agreement for the engagement of a consultant to provide public relations, investor relations and other services to the Company. Under the agreement, there is a future commitment to issue 125,000 common shares on January 1, 2004 and these shares have been issued since the year end. There is also a further commitment to issue 150,000 common shares on January 1, 2005.

Conversion of notes

The note outstanding as of December 31, 2002, including the interest accrued, was settled by the issue of 209,595 shares of common stock of the Company on May 15, 2003. An amount of $214,590 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

A note for $15,000 was settled by the issue of 15,000 shares of common stock in July 2003. An amount of $39,750 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt.

Issuance of shares in connection with the conversion of accounts payable to convertible loans

50,000 shares of common stock were issued in connection with the conversion of accounts payable to convertible loans. The fair value of these shares was determined to be $76,000 and this is included within general and administrative expenses in the statement of operations. See Note 12 Convertible notes.

Cancellation of shares

On January 30, 2003, Mr G Mullett resigned as Managing Director of Onelink4travel Limited. 400,000 of the 900,000 common shares held by Mr Mullett were cancelled by the Company and he will be refunded at the original purchase price paid for the shares (approximately $0.005 per share after conversion for exchange rate and currency translation).

500,000 common shares had been issued to Nichols & Company, LLC under an agreement between the Company and Nichols & Company, LLC (the "Consultant"), a company in which W E Nichols is Manager. Mr Nichols is a director of the Company. There was a provision for the return of the shares to the Company in the event that the Consultant's shareholding was greater than 5% of the issued share capital of the Company as at September 12, 2003. This was the case and the shares were returned to the Company and cancelled.

12,000 common shares had been issued to a consultant under an agreement for the engagement of a consultant to provide services to the Company. The conditions of the agreement were not fulfilled by the consultant and the 12,000 common shares were cancelled by the Company.

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

Warrants and options
--------------------

The Company has the following warrants and options outstanding as at December 31, 2003 and December 31, 2002:

                                                        December 31, 2003  December 31, 2002
Cornerstone Alliance, LLC                                               -            450,000
Company Secretary of Onelink4travel Limited                             -             50,000
Other non-related parties                                         817,000            330,000
Noteholders (see below)                                                 -            270,000
                                                                  -------          ---------
Total warrants and options outstanding                            817,000          1,100,000
                                                                  =======          =========

An option held by a noteholder at December 31, 2002 to purchase up to 270,000 shares of common stock of the Company at a price of $1.50 per share expired during 2003 and was not exercised.

The warrants issued to Cornerstone Alliance, LLC, the Company Secretary of Onelink4travel Limited, and 330,000 warrants held by other non-related parties expired on September 12, 2003, and were not exercised.

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

Under an agreement dated June 19, 2003, the Company issued warrants for 20,000 shares in connection with a convertible loan (see Note 12). These warrants are included above under Other non-related parties and can be exercised at $1.50 during the period June 19, 2003 through June 19, 2006. The fair value of these warrants on June 19, 2003 of $22,200 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $22,200 has been included within general and administrative expenses in the statement of operations.

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

Under an agreement dated July 2, 2003 which replaced an agreement dated June 19, 2003, for the engagement of a consultant as a management consultant to the Company, the Company issued warrants for 300,000 shares. These warrants, which had been exercisable at $1.50, were cancelled and replaced with 300,000 warrants which can be exercised at $1.00 to reflect the movement in the market price of the Company's common stock. The fair value of the original warrants on June 19, 2003 of $252,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $252,000 has been included within general and administrative expenses in the statement of operations. Under the new agreement dated July 23, 2003 which replaced the agreement dated July 2, 2003, the Company issued warrants for 300,000 shares. These warrants are included above under Other non-related parties and can be exercised at $1.00 during the period July 23, 2003 through July 23, 2004 and there is no minimum service period that is required before the warrants can be exercised. The fair value of these warrants on July 23, 2003 of $534,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 78%, a dividend yield of 0%, a risk-free interest rate of 5.04%, and a life of 1 year. The additional fair value of $282,000 has been included within general and administrative expenses in the statement of operations. Hence, the total cost included within general and administrative expenses in the nine-month period ended September 30, 2003 in relation to these warrants is $534,000.

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

Under an agreement dated January 6, 2004, the Company issued warrants for 297,000 shares in connection with a convertible loan dated December 31, 2003 (see Note 12). These warrants are included above under Other non-related parties and can be exercised at $0.50 during the period January 6, 2004 through December 31, 2006. The fair value of these warrants on December 31, 2003 of $60,944 was determined using the Black-Scholes method with the following assumptions: a volatility of 180%, a dividend yield of 0%, a risk-free interest rate of 5.06%, and a life of 3 years. The fair value of $60,944 has been included within general and administrative expenses in the statement of operations.

14.  Commitments and contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As at December 31, 2003, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licences are expected to be determined when the Company begins to generate revenues.

The Company, through its wholly owned subsidiary Onelink4travel Limited, entered into an Operating Agreement in June 2002 with the International Air Transport Association ("IATA"). Under the agreement, the Company was granted a license to use IATA's intellectual property in return for transaction fees for the services it provides and license fees for the use of the IATA brand and logo and in recognition of the value of the IATA investment in software and other facilities. License fees are payable based upon a percentage of the Company's revenues but capped as the percentage payable reduces as the level of revenue increases.

As a result of a dispute between the Company and IATA, IATA sent the Company a notice of termination in 2003. Because the Company believes that it complied with the requirements of the Operating Agreement, the Company has disputed IATA's termination. The Company is attempting to resolve the matter with IATA under mutually acceptable terms.

15.  Related party transactions

The following related party transactions took place during the period:

Transaction                            Amount              Amount             Related Party
-----------                            ------              ------             -------------
Agreement with IATA                                                           The  Company,  through  its  wholly  owned subsidiary
                                                                              Onelink4travel Limited,  entered  into  an Operating
                                                                              Agreement   with   the  International  Air  Transport
                                                                              Association ("IATA"),  See Note 14.

Consulting and Services Agreements     Outstanding as of   Invoiced during    Cornerstone  Alliance,  LLC, a company in which Mr FW
                                       December 31:        the year:          Guerin  (Chief  Executive  Officer)  is  Manager  has
                                                                              entered into a  consulting  services  agreement  with
                                       2003: $120,000      2003: $200,400     the  Company to  provide  the  services  of Mr Guerin
                                                                              which terminates on December 31, 2004.
                                       2002: $133,141      2002: $272,905



                                       2003: $280,469      2003: $179,000     K3 Business  Technology Group plc, a company in which
                                                                              Mr D Bolton (Chief Financial  Officer) is a director,
                                       2002: $89,344       2002: $127,000     has  entered  into a  consulting  services  agreement
                                                                              with  the  Company  to  provide  the  services  of Mr
                                                                              Bolton,  which is terminable on three months  notice.
                                                                              Mr  Bolton  was  a  director  of  the  Company  until
                                                                              November 26, 2003.


                                       2003: $125,260      2003: $124,400     Nichols & Co,  LLC,  a company in which Mr WE Nichols
                                                                              (Director)  is an owner,  entered  into a  consulting
                                       2002: $60,739       2002: $102,750     services  agreement  with the  Company to provide the
                                                                              services of Mr Nichols,  which terminated on December
                                                                              31, 2003.

                                       2003: $116,437      2003: $144,000     Emsley  Management Ltd, a company which is controlled
                                                                              by Mr R Emsley,  entered into a  consulting  services
                                       2002: $nil          2002: $nil         agreement  with the Company to provide  the  services
                                                                              of Mr Emsley which terminated on December 31, 2003.

                                       2003: $136,668      2003: $111,895     A  holder  of more  than 5% of the  Company's  common
                                                                              stock has a consulting  services  agreement  with the
                                       2002: $77,441       2002: $123,000     Company which is terminable on three months notice.

Loans from executive officers                                                 All  loans  from  executive officers have been repaid
                                                                              during the year ended December 31, 2003.

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

Capital held for the Company's benefit $322,676                               A  number  of  cash   receipts  and   payments   were
                                                                              administered  through the bank account of Cornerstone
                                                                              Alliance,  LLC,  on  behalf  of  the  Company.  Mr FW
                                                                              Guerin  (Chief  Executive   Officer)  is  Manager  of
                                                                              Cornerstone  Alliance,  LLC. As of December 31, 2003,
                                                                              the  capital  held  for  the  Company's  benefit  was
                                                                              $322,676.

                                                                              Since  the  year  end, all  of this  capital has been
                                                                              utilized  for the  Company's  benefit and the Company
                                                                              no longer uses Cornerstone's account on its   behalf.


See also the events described in Note 13.

16. Subsequent events


     a) On January 12, 2004, Peter Boatright was appointed to the Board of Directors.

     b) On January 20, 2004, the company announced that it has changed its name to One Link 4 Travel, Inc.

     c) Since the year end, the Company has received over $1 million from the issue of shares of common stock and convertible loan notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

               The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.(b) Changes in Internal Controls.

               There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III.

Information concerning matters in Items 9, 10, 11, 12 and 14 is being incorporated by reference into a definitive proxy statement, which is expected to be filed within 120 days after the close of our fiscal year.



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit 2 Acquisition Agreement by and among the Company, FS2 Limited, the shareholders of FS2 Limited and Nichols & Co., LLC, dated September 12, 2002 (incorporated by reference to an exhibit to the Company's report on Form 8-K filed September 27, 2002).

       Exhibit 3.1    Amended and Restated Certificate of Incorporation (1).

       Exhibit 3.1.1  Certificate of Amendment of Certificate of Incorporation.

       Exhibit 3.2 Bylaws (incorporated by reference to the Company's Form SB-2, filed February 1, 2002).

       Exhibit 4      Common Stock Certificate (1).

       Exhibit 10.1 Consulting Services Agreement between the Company and Cornerstone Alliance, LLC, dated September 12, 2002 (1).

       Exhibit 10.1.1 Restricted Stock Agreement and Consulting Services
                      Agreement Modifications between the Company and Cornerstone Alliance, dated February 3, 2003 (1).

       Exhibit 10.2 Warrant to Purchase Common Shares issued by the Company to Cornerstone Alliance dated September 13, 2002 with respect to 450,000 shares of the Company's common stock (1).

       Exhibit 10.3 Operating Agreement between FS2 Limited and International Air Transport Association (1).*

       Exhibit 10.4 Restricted Stock Purchase Agreement between FS2 Limited and David Bolton, dated July 24, 2002 (1).

       Exhibit 10.5 Restricted Stock Purchase Agreement between FS2 Limited and Cornerstone Alliance, LLC (1).

       Exhibit 10.6 Restricted Stock Purchase Agreement between FS2 Limited and Red Sky Holdings, LLC (1).

       Exhibit 10.7 Support Agreement between FS2 Limited and K3 Business Technology Group plc, dated May 23, 2002 (1).

       Exhibit 10.8 Agreement between FS2 Limited and World Distribution Consultants Limited, dated April 15, 2002, as amended by the Deed of Variation (1).

       Exhibit 10.9 Consulting and Services Agreement between FS2 Limited and Emsley Management Ltd., dated January 1, 2002 (1).

       Exhibit 10.10 Services Agreement between FS2 Limited and Videcom International Limited (1).*

       Exhibit 10.11 Services Agreement between FS2 Limited and Webb & Flo Inc., dated May 28, 2002 (1).*

       Exhibit 10.12 Services Agreement between FS2 Limited and Thermeon Corporation, dated September 11, 2002 (1).*

       Exhibit 10.13 Engagement Letter as Finance Director between FS2 Limited and David J. Bolton, dated May 15, 2002 (1).

       Exhibit 10.14 Engagement Letter as Director - Corporate Development between FS2 Limited and F. William Guerin, dated May 15, 2002 (1).

       Exhibit 10.15 Engagement Letter as Director and COO between FS2 Limited and Roger Emsley, dated May 15, 2002 (1).

       Exhibit 10.16 Engagement Letter as Director, Chairman of the Board and CEO between FS2 Limited and Graeme Pearce, dated May 15, 2002 (1).

       Exhibit 10.17 Note and Warrant Purchase Agreement, among the Company and various lenders, dated January 6, 2004, together with form of Convertible Promissory Note and Warrant.

       Exhibit 10.18 Agreement between the Company and Waterford Equities, Inc., dated April 9, 2003.

       Exhibit 14     Code of Ethics.

       Exhibit 21     Subsidiaries of the Registrant.

       Exhibit 31.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit 31.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit 32 Certification of CEO and CFO pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

     (1) Incorporated by reference to an exhibit to the Company's Report on Form 10-KSB for the year ended December 31, 2002.

     * Portions of Exhibits 10.3, 10.10, 10.11 and 10.12 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(b)  Reports on Form 8-K

The Company filed two Reports on Form 8-K on October 24, 2003, attaching as exhibits news releases which reported developments related to the Company's relationship with IATA and conversion of payables to common stock, respectively.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 13, 2004 by the undersigned, thereunto duly authorized.


                                       ONE LINK 4 TRAVEL, INC


                                       /s/ F.W. Guerin
                                       ---------------
                                        F. W. Guerin
                                       Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 13, 2004 and in the capacities indicated below.



                                       /s/ F.W. Guerin
                                       ---------------
                                       F. W. Guerin
                                       Chief Executive Officer, President,
                                       Secretary and Director


                                       /s/ David Bolton
                                       ----------------
                                       David Bolton
                                       Chief Financial Officer


                                       /s/ Peter Boatright
                                       -------------------
                                       Peter Boatright,
                                       Director


                                       /s/ Edward Nichols
                                       ------------------
                                       Edward Nichols
                                       Director