Form 10KSB/A
period 2003-12-31
ONE LINK 4 TRAVEL INC
filed 2004-04-29
CIK 1166161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

     [x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from _______________ to ______________

                           Commission File No. 0-50044
                                               -------


                             ONE LINK 4 TRAVEL, INC
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                             43-1941213
--------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

             One Market Plaza
          Spear Tower, 36th Floor
        San Francisco, California                               94105
        -------------------------                               -----
   (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (415) 293-8277
                                                          -------------


        Securities registered under Section 12 (b) of the Exchange Act:
                                                Name of each Exchange
        Title of each Class                     on which Registered
        -------------------                     -------------------
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

                                               ONE LINK 4 TRAVEL, INC.
                                                    (Registrant)

Date:  April 28, 2004                          By:      /s/ F.W. Guerin
                                                        -----------------------
                                                        F. W. Guerin
                                                        Chief Executive Officer

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the executive officers and directors of One Link 4 Travel, Inc.


             Name                              Position
      -----------------------------------------------------------------------
      F. William Guerin               Chief Executive Officer, President,
                                      Secretary and Director
      -----------------------------------------------------------------------
      David J. Bolton                 Treasurer and Chief Financial Officer
      -----------------------------------------------------------------------
      W. Edward Nichols               Director
      -----------------------------------------------------------------------
      Peter L. Boatright              Director
      -----------------------------------------------------------------------

F. William Guerin, age 51, became our Chief Executive Officer and a director in 2002. He has also served as an executive director of our United Kingdom subsidiary, Onelink4travel Limited, since 2002. Since 1999, he has also served as the chairman of Cornerstone Alliance, LLC, a management consulting firm. He has also served since 2001 as a director of the World Luxury Group Limited, a United Kingdom based publishing and marketing services company. From 1994 to 1999, he was president of Orbit Network Inc., a firm specializing in travel technology and on-line services. He has also served since 1998 as the President of the Board of Trustees of the Carapace Institute, a non-profit art industry trade organization. Mr. Guerin received B.S. and M.B.A. degrees from the University of California in Berkeley, California.

David J. Bolton, age 52, became our Chief Financial Officer and a director in 2002 and served as a director through November 26, 2003. He also served as a director of Onelink4travel Limited since 2002 through November 26, 2003. His principal business occupation is group finance director of K3 Business Technology Group plc, a computer software and consultancy business situated in the United Kingdom. For the three years immediately preceding his joining K3 in 1998, Mr. Bolton was finance director of Hollas Group plc, a publicly-traded company in the United Kingdom. Mr. Bolton is a graduate of the Southampton University and is a member of the Institute of Chartered Accountants in England and Wales.

W. Edward Nichols, age 61, also became a member of our Board of Directors in 2002. For the past several years, Mr. Nichols has been a member of the law firm of Nichols & Nichols. He is authorized to practice law in the states of Colorado and Kansas, the U.S. federal courts and the U.S. Supreme Court. Mr. Nichols is also the owner of Nichols and Company LLC, a management consulting firm. Mr. Nichols received a B.B.A. degree from Washburn University in Topeka, Kansas and a J.D. degree from the Washburn University School of Law.

Peter L. Boatright, age 72, became a member of our Board of Directors in January 2004. For the past fourteen years, he has served as a director of the Americrest Bank, and he currently serves as Chairman of the Audit Committee. Mr. Boatright has also served as a trustee of the Oklahoma United Methodist Foundation since 1998, and is currently Chairman of the Investment Committee. He previously served as President of Goldman Investments. Mr. Boatright received B.B.A. and LLB degrees from the University of Oklahoma.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely on our review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by us and written representations from these persons that no other reports were required for those persons, we believe that all filing requirements applicable to those persons were complied with for the fiscal year ended December 31, 2003, except that reports on Form 4 reporting a convertible note issuance in 2003 were filed late by Mr.Guerin and Mr. Nichols.



Code of Ethics
--------------

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions. This code of ethics was included as
Exhibit 14 to the initial filing of this Report on Form 10-KSB for the fiscal year ended December 31, 2003.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to our chief executive officer during the fiscal years ended December 31, 2003 and December 31, 2002.


Summary Compensation Table(1) (2)
---------------------------------

                                                                                      Awards
                               Annual Compensation                           -----------------------
                               -------------------                           Restricted                   LTIP         Payouts
          Name and             Fiscal       Salary          Other Annual       Stock         Options     Payouts      All Other
     Principal Position         Year         ($)     Bonus  Compensation     Awards ($)        (#)         ($)     Compensation ($)
---------------------------    ------       ------   -----  -------------    -----------     --------    -------   ----------------
F. William Guerin               2003        -          -       $200,400       250,000           -           -           -
Chief Executive Officer (1)

                                2002        -          -       $133,720          -           450,000        -           -


------------------------------
(1) We paid no compensation directly to our executive officers. We have a consulting services agreement with Cornerstone Alliance LLC which is managed by Mr. Guerin. In addition to the compensation set forth in the table above, as of December 31, 2003, $120,000 was owed to Cornerstone. Our agreement with Cornerstone is described below.
(2) We have a consulting services agreement with K3 Business Technology Group plc. Mr. Bolton is Group Finance Director of K3 Business Technology Group. We paid this firm $16,000 in 2003 and $47,000 in 2002. At December 31, 2003, we owed this firm $280,469. The consulting services agreement with K3 is described below.
------------------------------

Agreements
----------

In September 2002, we entered into a consulting services agreement with Cornerstone for Mr. Guerin's services through December 31, 2004. The consulting services agreement provides that Mr. Guerin will serve as an executive officer and as a member of our Board. Cornerstone is to be paid $14,000 per month as a Base Rate. In addition to the Base Rate, Cornerstone is entitled to receive an incentive bonus. The consulting services agreement dated September 12, 2002, and the related Restricted Stock Purchase Agreement, were modified on February 3, 2003 to reward Cornerstone with a stock grant of 200,000 shares, with the provision that no other incentive bonus would be paid for 2003 services. These shares are not subject to the transfer restrictions and right of repurchase set out in the Restricted Stock Purchase Agreement. Cornerstone will be eligible for a bonus in 2004 based upon key goals and objectives to be determined by the Board. The bonus for 2004 will not be less than 150% of the annual amount of the Base Rate. The consulting services agreement will be renewed automatically at the end of the term, but can be terminated upon 60 days prior written notice for any reason. The agreement provides that in the event of termination of the agreement by us for "cause" or voluntary termination by Cornerstone, Cornerstone will receive payment of the Base Rate through the termination date but will not be entitled to any bonus for the year in which termination occurs. In the event that termination is not for "cause", Cornerstone will be entitled to receive payment of the Base Rate through December 31, 2004, or if termination is after December 31, 2004, for 60 days, as well as a bonus for the year in which termination occurs, and any right of repurchase of shares under the Restricted Stock Purchase Agreements will lapse immediately. In the event that termination is upon death or disability of Mr. Guerin, the consulting services agreement provides that Cornerstone will be entitled to receive the Base Rate through the termination date and to receive a lump sum of the lesser of (i) three months Base Rate or (ii) the Base Rate through December 31, 2004, or if termination is after December 31, 2004, for 60 days. In addition, any right of repurchase of shares under the Restricted Stock Purchase Agreements will lapse immediately. The consulting services agreement contains non-solicitation provisions which prohibit both Cornerstone and Mr. Guerin from soliciting any of our customers or employees for a period of one year following termination.

Onelink4travel Limited entered into an engagement letter with Mr. Guerin regarding his appointment as Corporate Development Director of Onelink4travel Limited, effective May 15, 2002. The engagement will continue unless three months written notice of termination is provided by either party. The engagement letter provides that Mr. Guerin will be paid at a rate as agreed by the Onelink4travel Board.

Onelink4travel Limited has entered into a support agreement with K3 Business Technology Group plc for the provision of services by David J Bolton, effective as of February 2002. The initial term of the agreement was through March 31, 2003 but was renewed automatically at the end of the term. The agreement provides that Mr. Bolton will participate in management and Board meetings of Onelink4travel. The agreement can be terminated upon three months prior written notice for any reason. The agreement provides that K3 is entitled to receive $7,000 per calendar month. It was subsequently agreed by the Board of Onelink4travel Limited that the monthly fee be increased to $13,000 for the months of July, August and September 2002, and to $16,000 effective from October 1, 2002. Onelink4travel also entered into an engagement letter with Mr. Bolton regarding his appointment as Finance Director of Onelink4travel, effective as of February 6, 2002. Mr. Bolton resigned as a Director of Onelink4travel on November 26, 2003. The engagement letter provided that Mr. Bolton be paid at a rate as agreed by the Onelink4travel Board.

Option Grants in Fiscal Year Ended December 31, 2003; Compensation of Directors
-------------------------------------------------------------------------------

We have no option plan and no stock options were granted in the fiscal year ended December 31, 2003. In addition to the shares set forth above issued to Cornerstone, we granted 50,000 shares to each of Messrs. Bolton, Guerin and Nichols (or their affiliates) in connection with their services to us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following Ownership by Officers and Directors table sets forth, as of April 12, 2004, the ownership of our common stock held by each of our directors, and all of our directors and executive officers as a group.


Beneficial Owner                            Number of Shares Owned   Percentage of Ownership
----------------                            ----------------------   -----------------------
F. William Guerin(1)                                1,820,000                8.8
W. Edward Nichols (2)                               1,212,109                5.8
Peter Boatright(3)                                    414,300                2.0
All directors and executive officers as
a group (3 persons) (1)(2)(3)(4)                    4,332,509               20.6

-----------------------------------
(1) Includes 850,000 shares owned by Cornerstone, a company owned and managed by Mr. Guerin, 850,000 shares owned by another entity controlled by Mr. Guerin, and 120,000 shares which may be acquired by Cornerstone at $1.00 per share through January 31, 2005 pursuant to conversion of a convertible note made by us.
(2) Includes 1,095,109 shares held by Nichols and Company LLC, a company controlled by Mr. Nichols, 15,000 shares held by Mr. Nichols' wife, and 102,000 shares which may be acquired by Nichols and Company at $1.00 per share through January 31, 2005 pursuant to conversion of a convertible note made by us. Mr. Nichols disclaims beneficial ownership of the shares owned by his wife.
(3) Includes 79,200 shares which may be acquired by him at $.50 per share through February 28, 2005 pursuant to conversion of a convertible note made by us, and 39,600 shares which may be acquired by him at $.50 per share through December 31, 2006 pursuant to exercise of a warrant.
(4) Does not include 200,000 shares which may be acquired by K3 Business Technology Group plc at $1.00 per share through January 31, 2005 pursuant to conversion of a convertible note made by us.
-----------------------------------


Ownership by 5 Percent Stockholders
-----------------------------------

The following table sets forth, as of April 12, 2004, the ownership of our common stock held by each person, not set forth in the table of Ownership by Directors and Executive Officers, who beneficially own more than 5 percent of our common stock.

Beneficial Owner               Number of Shares Owned  Percentage of Ownership
----------------               ----------------------  -----------------------
Peter R. Short                         1,149,500               5.6
Nichols and Company, LLC (1)           1,197,109               5.8

-----------------------------------
(1) These shares are also included in the shares opposite Mr. Nichols' name in the table of Ownership by Directors and Executive Officers.
-----------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As described in Item 10 above, we and Onelink4travel Limited have entered into various service agreements with our officers and directors.

We have set forth in Item 11 information regarding the stockholdings of our officers, directors and principal shareholders. Messrs. Short, Guerin and Bolton were shareholders of Onelink4travel Limited and acquired our shares in connection with the reverse takeover of One Link 4 Travel, Inc by Onelink4travel Limited. Some of their shares are subject to repurchase at cost pursuant to restricted stock purchase agreements if they cease to provide services to us. In 2003, we also issued 250,000 shares to Mr. Guerin and 50,000 shares to Mr. Bolton for services rendered. These shares are not subject to repurchase rights. Mr. Guerin's affiliate, Cornerstone, also received a warrant in 2002 to purchase up to 450,000 shares of our common stock at $1.00 per share which expired on September 12, 2003.

We issued 550,000 shares in 2002 to Mr. Nichols' affiliate, Nichols and Company LLC, for services rendered. In addition, on September 13, 2002, we entered into a stock restriction and repurchase agreement with Nichols and Company LLC. Pursuant to the stock restriction and repurchase agreement, we issued 500,000 shares of our common stock to Nichols and Company LLC. In accordance with the agreement these shares were returned to us in 2003. In 2003, we also issued 50,000 shares to Nichols and Company LLC for services rendered. These shares are not subject to repurchase.

In September 2003, we agreed with creditors who were owed an aggregate of $1,999,911 to convert the accounts payable into convertible notes. The notes are convertible into our common stock at $1.00 per share through January 31, 2005 at the option of the note holders. Included in this amount were $120,000 owed to Cornerstone, $102,000 owed to Nichols and Company, LLC and $200,000 owed to K3 Business Technology Group plc.

In the first quarter of 2004 we received an aggregate of $1,080,000 from the sale of convertible notes convertible into our common stock at $.50 per share through February 28, 2005 (or the price of a subsequent financing) and warrants to purchase an aggregate of 540,000 shares of our common stock at $.50 per share through December 31, 2006. In this offering, Peter Boatright loaned us $39,600 and received a convertible note for that amount and warrants to purchase 39,600 shares of our common stock.

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

         Exhibit 3.1.1 Certificate of Amendment of Certificate of Incorporation (2)

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

         Exhibit 10.6 Restricted Stock Purchase Agreement between FS2 Limited and Red Sky Holdings, LLC (1).

         Exhibit 10.7 Support Agreement between FS2 Limited and K3 Business Technology Group plc, dated May 23, 2002
                         (1).

         Exhibit 10.8    Agreement   between   FS2  Limited  and  World
                         Distribution Consultants Limited, dated April 15, 2002, as amended by the Deed of Variation (1).

         Exhibit 10.9 Consulting and Services Agreement between FS2 Limited and Emsley Management Ltd., dated January 1, 2002 (1).

         Exhibit 10.10 Services Agreement between FS2 Limited and Videcom International Limited, dated May 28, 2002
                         (1).*

         Exhibit 10.11 Services Agreement between FS2 Limited and Webb & Flo Inc., dated September 11, 2002 (1).*

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

         Exhibit 10.13   Engagement  Letter as Finance Director between
                         FS2 Limited and David J.  Bolton,  dated May 15, 2002
                         (1).

         Exhibit 10.14   Engagement  Letter  as  Director  -  Corporate
                         Development   between  FS2  Limited  and  F.  William
                         Guerin, dated May 15, 2002 (1).

         Exhibit 10.15   Engagement  Letter as Director and COO between
                         FS2 Limited and Roger Emsley, dated May 15, 2002 (1).

         Exhibit 10.16   Engagement Letter as Director,  Chairman of the
                         Board and CEO between FS2 Limited and Graeme Pearce, dated May 15, 2002 (1).

         Exhibit 10.17 Note and Warrant Purchase Agreement, among the Company and various lenders, dated January 6, 2004, together with form of Convertible Promissory Note and Warrant (2).

         Exhibit 10.18 Agreement between the Company and Waterford Equities, Inc., dated April 9, 2003 (2).

         Exhibit 14      Code of Ethics (2).

         Exhibit 21      Subsidiaries of the Registrant (2).

         Exhibit 23.2    Consent of Deloitte & Touche LLP.

         Exhibit 31.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification of CEO and CFO pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

--------------------------
(1) Incorporated by reference to an exhibit to the Company's Report on Form 10-KSB for the year ended December 31, 2002.

(2) Included in the initial filing of the Form 10-KSB for the year ended December 31, 2003.

* Portions of Exhibits 10.3, 10.10, 10.11 and 10.12 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.
--------------------------

     (b)  Reports on Form 8-K

The Company filed two Reports on Form 8-K on October 24, 2003, attaching as exhibits news releases which reported developments related to the Company's relationship with IATA and conversion of payables to common stock, respectively.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as our independent auditors for the year ended December 31, 2003. Deloitte & Touche LLP billed us $91,758 and $131,574 for professional services rendered in 2003 and 2002, respectively, for the audit of our annual financial statements, the reviews of the financial statements included in our reports on Form 10-QSB, and for services that are normally provided by the accountant in connection with statutory and regulatory filing for engagements for those fiscal years.

Deloitte & Touche LLP also billed us $2,579 and $2,653 for professional services rendered in 2003 and 2002, respectively, for tax compliance, tax advice and tax planning. The fees for tax advice related primarily to advice regarding VAT (indirect taxes) in the United Kingdom.

There were no other audit-related or other fees billed to us by Deloitte & Touche LLP for services in 2003 and 2002.