Form 10QSB
period 2004-03-31
ONE LINK 4 TRAVEL INC
filed 2004-05-07
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2004
                                                 --------------

                           Commission File No. 0-50044
                                               -------


                             ONE LINK 4 TRAVEL, INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



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

We had 22,937,816 shares of our common stock outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format (check one) :        [ ]Yes [X] No

                                      INDEX

PART I - Financial Information

                                                                            Page
                                                                            ----

Item 1. Financial Statements

        Consolidated Condensed Balance Sheet - March 31, 2004 .............    3
        Consolidated Condensed Statement of Operations ....................    5
        Consolidated Condensed Statement of Cash Flows ....................    6
        Notes to Consolidated Condensed Financial Statements ..............    8

Item 2. Management's Discussion and Analysis or Plan of Operation .........   19

Item 3. Controls and Procedures ...........................................   25


PART II - Other Information ...............................................   26


Item 1. Legal Proceedings .................................................   26

Item 2. Changes in Securities .............................................   26

Item 3. Defaults upon Senior Securities ...................................   26

Item 4. Submission of Matters to a Vote of Security Holders ...............   26

Item 5. Other Information .................................................   26

Item 6. Exhibits and Reports on Form 8-K ..................................   26

Signatures ................................................................   27

                                     PART 1

ITEM 1. FINANCIAL INFORMATION



                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                 March 31,
                                                                                      2004    December 31,
                                                                   Notes       (unaudited)            2003
                                                                                         $               $
                                                                                 ---------       ---------
ASSETS

Current assets
Cash                                                                               124,395          13,865
Accounts receivable                                                                 84,121          12,788
Related party receivable                                                            33,000         322,676
Prepaid expenses and other current assets                                        1,321,446         216,630
                                                                                 ---------       ---------

Total current assets                                                             1,562,962         565,959
                                                                                 ---------       ---------

Other assets
Fixed assets (net of $29,589 of accumulated depreciation as of                      17,890          17,715
March 31, 2004 and $26,276 as of December 31, 2003)
Software development costs (net of impairment of $622,000 as         6           1,471,194       1,273,694
at March 31, 2004 and $622,000 as at December 31, 2003)
                                                                                 ---------       ---------

Total other assets                                                               1,489,084       1,291,409
                                                                                 ---------       ---------

Total assets                                                                     3,052,046       1,857,368
                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                                              802,749         977,452
Related party payables - accounts payable and accrued expenses                     157,113         299,684
Loan notes                                                           7             106,268         104,296
Convertible notes                                                    7              65,590          65,590
Other current liabilities                                                            2,000           2,000
                                                                                 ---------       ---------

Total current liabilities                                                        1,133,720       1,449,022
                                                                                 ---------       ---------

Long-term liabilities
Convertible notes                                                    7           1,148,659         957,486
Related party payables - convertible notes                           7             305,828         479,150
                                                                                 ---------       ---------

Total long- term liabilities                                                     1,454,487       1,436,636
                                                                                 ---------       ---------

Total liabilities                                                                2,588,207       2,885,658
Commitments and contingencies (Note 10)

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                                                 March 31,
                                                                                      2004    December 31,
                                                                   Notes       (unaudited)            2003
                                                                                         $               $
                                                                                 ---------       ---------
Stockholders' equity

Common stock, $0.001 par value, 100,000,000 shares authorized.
Issued and outstanding shares: 22,722,709 as of March 31, 2004       8              22,723          20,037
and 20,036,676 as of December 31, 2003
Preferred stock $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding                                                         --             --
Additional paid-in capital                                                      14,203,747      10,581,455
Stock capital issued but unpaid ($0.001 par value, 257,600 shares                 (257,600)       (257,600)
issued at $1.00)
Deficit accumulated during the development stage                               (13,505,031)    (11,372,182)
                                                                                 ---------       ---------

Total stockholders' surplus (deficit)                                              463,839      (1,028,290)

                                                                                 ---------       ---------

Total liabilities and stockholders' surplus (deficit)                            3,052,046       1,857,368
                                                                                 =========       =========

            See Notes to Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
                                                                                               Accumulated
                                                                                                      from
                                                                Three month     Three month    November 6,
                                                               period ended    period ended     2000 (date
                                                                   March 31,      March 31,  of inception)
                                                 NOTES                  2004           2003       to March
                                                                           $              $    31, 2004  $
                                                                 -----------    -----------    -----------
Sales                                                                   --             --             --
Cost of sales                                                           --             --             --
                                                                 -----------    -----------    -----------

Gross profit                                                            --             --             --

Operating expenses
Sales and marketing expenses                                         188,130        160,775      1,439,379
General and administrative expenses                                1,671,469      1,385,335     10,723,289
Depreciation and amortization                                          3,313          3,000         29,589
                                                                 -----------    -----------    -----------

Total operating expenses                                           1,862,912      1,549,110     12,192,258
                                                                 -----------    -----------    -----------

Loss from operations                                              (1,862,912)    (1,549,110)   (12,192,258)

Loss on extinguishment of debt                                          --             --         (351,083)
Gain on extinguishment of debt                                        18,047           --           60,847

Other expense
Interest expense                                     4              (287,984)        (8,263)    (1,022,537)
                                                                 -----------    -----------    -----------

Loss before income tax expense                                    (2,132,849)    (1,557,373)   (13,505,031)
Provision for income taxes                                              --             --             --
                                                                 -----------    -----------    -----------

Net loss after income taxes                                       (2,132,849)    (1,557,373)   (13,505,031)
                                                                 ===========    ===========    ===========

Loss per share basic and diluted                     5           $     (0.10)   $     (0.09)


            See Notes to Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                 Accumulated from
                                                                                    Three month  November 6, 2000
                                                                  Three month      period ended          (date of
                                                                 period ended         March 31,     inception) to
                                                               March 31, 2004              2003    March 31, 2004
                                                                            $                 $                 $
                                                                  -----------       -----------       -----------
Cash flows from operating activities:

Net loss after income taxes                                        (2,132,849)       (1,557,373)      (13,505,031)

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                        3,313             3,000            29,589

   Impairment of software costs                                          --                --             622,000

   Amortization of debt discount                                      260,402              --             848,245

   Loss on extinguishments of debt on conversion of convertible          --                --             269,257
   notes

   Issuance of warrants for services                                  235,066           350,000         1,643,010

   Issuance of shares in satisfaction of liabilities                  527,000              --           1,969,557

   Issuance of shares for services                                  2,259,269           495,000         4,866,999

   Issuance of shares in connection with the                             --                --              76,000
  conversion of accounts payable to convertible loans


Change in operating assets and liabilities:

   Accounts and related party receivables                             218,344            64,253          (117,122)

   Prepaid expenses                                                (1,104,817)            8,804        (1,321,447)

   Accounts payable and accrued expenses and                         (943,710)          320,904         1,785,595
   related party payables

   Other current liabilities                                             --              31,708             2,000
                                                                  -----------       -----------       -----------

Net cash used in operating activities                                (677,982)         (283,704)       (2,831,348)
                                                                  -----------       -----------       -----------

Cash flows from investing activities:


Software development costs                                           (233,000)          (82,800)       (1,516,986)

Purchase of fixed assets                                               (3,488)           (1,724)          (47,479)

                                                                  -----------       -----------       -----------

Cash used by investing activities                                    (236,488)          (84,524)       (1,564,465)
                                                                  -----------       -----------       -----------

(Continued)

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                                                                 Accumulated from
                                                                                    Three month  November 6, 2000
                                                                  Three month      period ended          (date of
                                                                 period ended         March 31,     inception) to
                                                               March 31, 2004              2003    March 31, 2004
                                                                            $                 $                 $
                                                                  -----------       -----------       -----------
Cash flows from financing activities:


Proceeds from issuance of convertible notes                           636,187              --           2,436,871

Proceeds from issuance of warrants                                    143,813              --             209,165

Proceeds from loans                                                        --              --              15,000

Proceeds from loans from executive officers (see Note 10)                  --            10,435            70,368

Loans from executive officers repaid (see Note 10)                      --                 --             (70,368)

Issuance of common stock                                              245,000           255,000         1,616,772

Stock issued upon exercise of warrants                                  --                 --             242,400
                                                                  -----------       -----------       -----------

Net cash provided by financing activities                           1,025,000           265,435         4,520,208
                                                                  -----------       -----------       -----------

Net increase (decrease) in cash                                       110,530          (102,793)          124,395



Cash at beginning of period                                            13,865           110,170             --
                                                                  -----------       -----------       -----------

Cash at end of period                                                 124,395             7,377           124,395
                                                                  ===========       ===========       ===========

Supplemental disclosures of cash flow information:


Cash paid during the year for:

Interest                                                                --                 --               --

Income taxes                                                            --                 --               --


Supplemental disclosures of non-cash activities

Conversion of accounts payable into convertible notes                   --                 --           1,999,911


Warrants for services                                                 235,066           350,000         1,643,010


            See Notes to Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)


1.   Financial statement presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments which are necessary for a fair presentation have been included. The preparation of the consolidated financial statements requires One Link 4 Travel, Inc's (the "Company's") management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited interim financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements and notes thereto included in One Link 4 Travel, Inc.'s 2003 Annual Report on Form 10-KSB, and all other One Link 4 Travel filings with the Securities and Exchange Commission.

The accompanying unaudited consolidated condensed financial statements include the accounts of One Link 4 Travel, Inc (a development stage company) and its wholly owned subsidiary, Onelink4travel Limited. The accounting policies are consistent with those used in the financial statements for the year ended December 31, 2003. All material inter-company balances and transactions have been eliminated.

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

The Company has incurred losses from operations of $13,505,031 as of March 31, 2004. The Company's net working capital deficiency may not allow it to meet its financial commitments as presently structured.

The Company requires further funding to ensure the continued development of its products and services. Management is confident of raising additional funds. The Company has engaged investment bankers and other appropriate financial advisers and institutions to support this process and is actively seeking private financing of several million dollars. In first quarter 2004, the Company received an aggregate of $1,080,000 from the sale of convertible notes and warrants (including $300,000 which was held in the third party account at December 31, 2003). The Company also received $245,000 from the sale of common stock. However, there can be no assurances that subsequent fund raising will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

See also note 10 commitments and contingencies.

These financial statements do not include any adjustments that might result from the outcome of this uncertainty and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

4.   Interest expense

                                         Three month     Three month
                                        period ended    period ended   Inception to
                                      March 31, 2004  March 31, 2003      March 31,
                                                                               2004
                                                   $               $              $
                                            --------        --------       --------
Interest of accounts payable overdue           1,029               -         33,148
Interest expense on loan notes                26,554           8,263        141,145
Amortization of debt discount                260,401               -        848,244
                                            --------        --------       --------
                                             287,984           8,263      1,022,537
                                            --------        --------       --------

On January 6, 2004, $574,200 of convertible notes which are convertible into 1,148,400 common shares of the Company, plus 574,200 detachable warrants exercisable at $0.50 per share (Note 7), were issued for aggregate proceeds of $580,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $100,184 was allocated to the warrants and $479,816 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $nil, equal to the conversion feature's intrinsic value. The value allocated the warrants, totalling $100,184, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan (December 31, 2006). $20,324 has been amortized into the income statement as interest expense through the period to March 31, 2004.

On February 4, 2004, $99,000 of convertible notes which are convertible into 198,000 common shares of the Company, plus 99,000 detachable warrants exercisable at $0.50 per share (Note 7), were issued for aggregate proceeds of $580,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $21,831 was allocated to the warrants and $78,169 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $93,060, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated the warrants, totalling $114,891, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan (December 31, 2006). $16,497 has been amortized into the income statement as interest expense through the period to March 31, 2004.

On February 12, 2004, $49,500 of convertible notes which are convertible into 99,000 common shares of the Company, plus 49,500 detachable warrants exercisable at $0.50 per share (Note 7), were issued for aggregate proceeds of $50,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $10,899 was allocated to the warrants and $39,101 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $52,470, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated the warrants, totalling $63,369, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan (December 31, 2006). $7,963 has been amortized into the income statement as interest expense through the period to March 31, 2004.

On February 27, 2004, $49,500 of convertible notes which are convertible into 99,000 common shares of the Company, plus 49,500 detachable warrants exercisable at $0.50 per share (Note 7), were issued for aggregate proceeds of $50,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $10,899 was allocated to the warrants and $39,101 was allocated to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $69,300, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated the warrants, totalling $80,199, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan (December 31, 2006). $7,211 has been amortized into the income statement as interest expense through the period to March 31, 2004.

5.   Loss per share

The calculation of diluted loss per share is based on the following number of shares:

                                             Three month      Three month
                                            period ended     period ended
                                          March 31, 2004   March 31, 2003
                                               Number of        Number of
                                                  shares           shares
Weighted average number of shares:
For basic and diluted loss per share          20,571,733       16,977,807
                                             -----------      -----------

As a result of the net losses for the period ended March 31, 2004 and March 31, 2003, the potential effect of the exercise of warrants and the conversion of notes was anti-dilutive. Therefore, 6,355,582 (2003: 1,543,333) of potentially dilutive securities have not been included in the calculation of diluted loss per common share because to do so would have been anti-dilutive.

6.   Software development costs

                                        March 31, 2004   December 31,
                                                                 2003
                                                     $              $
Cost
Software development costs                   2,093,194      1,895,694
                                              --------       --------
Total                                        2,093,194      1,895,694
Impairment provision                         (622,000)      (622,000)
                                              --------       --------
Net book value                               1,471,194      1,273,694
                                              --------       --------

Following the refined business strategy and the re-evaluation of our settlement service providers during the fourth quarter of 2003, our Management assessed the possible impact of this change on the software development work carried out to date. Our Management concluded that $350,000 of costs incurred in relation to part of the development of the portal is impaired as we intend to re-write the software code with a different software tool set to improve the Onelink4travel system. In addition, a provision of $272,000 was made during 2003 against costs incurred in relation to software links between our system and a third-party's proprietary software as it is now uncertain that these will utilized. We have concluded that there was no further impairment during the three-month period ended March 31, 2004.

7.   Loan notes and convertible notes

                                               March 31, 2004   December 31,
                                                                        2003
                                                            $              $
Loan notes                                            106,268        104,296
Convertible notes - current liabilities                65,590         65,590
Convertible notes - long-term liabilities           1,454,487      1,436,636
                                                     --------       --------

Loan notes
----------

Included within current liabilities outstanding at March 31, 2004 are convertible notes which are convertible at a rate of $1.50 per share into 66,667 common shares of the Company, plus 20,000 detachable warrants exercisable at $1.50 per share, which were issued for aggregate proceeds of $100,000. The note was issued on June 19, 2003, bears interest at 8% and is convertible, at the noteholders' option. The note was convertible through December 19, 2003. The option had not been exercised by the expiry date, however, the Company is considering re-granting the conversion rights to the holder. The conversion rate provided for conversion of the notes at 25% discount to the fair value of one common share of the Company at the commitment date. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis.
$14,273  was  allocated  to  the  warrants  and  $85,727  was  allocated  to the convertible debt. In accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature has been determined by management to be $47,334, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated to the warrants, totalling $61,607, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan. See Note 4.

Convertible notes
-----------------

The Company agreed with a number of its creditors to convert the amounts due to them into convertible notes at a rate of $1 of convertible note for each $1 owed. The principal of the convertible notes is $1,999,911. There was no substantial modification to the terms of the original debt as defined by Emerging Issues Task Force 96-19, ("Debtor's Accounting for a Modification or Exchange of Debt Instruments") and consequently no gain or loss was recorded on the conversion of the amounts payable. The notes were issued on September 29, 2003, bear interest at 5% and are convertible, at the noteholders' option, into 1,999,911 shares of common stock of the Company. The notes are repayable or convertible through January 31, 2005 or on the receipt of a further $3 million of funding post September 2003. The conversion feature of the loan notes in accordance with the requirements of Emerging Issues Task Force 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") has been considered to be beneficial and $1,012,904 of the loan notes, equal to the conversion feature's intrinsic value, has been accounted for as a debt discount which has been recognized as Additional Paid in Capital and will be amortized into the income statement as interest expense over the period to maturity. Convertible loan notes of $1,187,715 have been recognized as long term liabilities in the balance sheet with $65,590 recognized within current liabilities. In addition to the convertible notes, $83,955 of further liabilities due to two of the noteholders was converted into 163,400 shares of common stock of the Company. Of the common stock issued, 125,000 of the shares of common stock were issued to Addlestone Keane, a firm in which the then Secretary of Onelink4travel Limited is a partner. An amount of $80,662 being the excess of the fair value of the shares over the value of the loans was included as a loss on extinguishment of debt during the year ended December 31, 2003. In addition, 50,000 shares of common stock were issued in connection with the conversion of accounts payables to convertible notes. The fair value of these shares was determined to be $76,000 and this was included within general and administrative expenses in the statement of operations during 2003.

Of the total converted of $1,999,911, $315,000 has been repaid and $307,825 has been satisfied by the issue of shares of common stock during the period through March 31, 2004. The shares were issued to satisfy the amount due to Addlestone Keane.

The amounts converted into notes included $120,000 due to Cornerstone Alliance, LLC, a company in which Mr FW Guerin (Chief Executive Officer) is Manager. This has now been repaid and converted to equity. $102,000 due to Nichols & Company, LLC, a company in which Mr WE Nichols (Director) is Manager, was converted of which $65,000 has now been repaid. $200,000 due to K3 Business Technology Group plc, a company in which Mr D Bolton (Chief Financial Officer) is a director, was converted. Part of this liability has been satisfied by the issue of 60,000 shares. The amounts converted into notes also included $25,000 due to Emsley
Management Limited, a company which is controlled by Mr R Emsley (Managing Director of Onelink4travel Limited through October 31, 2003).

Included within long-term liabilities outstanding at March 31, 2004 are convertible notes which are convertible into 594,000 common shares of the Company, plus 594,000 detachable warrants exercisable at $0.50 per share, which were issued for aggregate proceeds of $297,000. The note was issued on December 31, 2003, bears interest at 6% and is convertible, at the noteholders' option. The note is convertible through February 28, 2005. The conversion rate provided for conversion of the notes at $0.50 which is in excess of the fair value of one common share of the Company at the commitment date. Hence, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds have been considered to be a beneficial conversion feature. The warrants are exercisable through December 31, 2006. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $51,509 was allocated to the warrants and $245,491 was allocated to the convertible debt. The value allocated to the warrants has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan. See
Note 4.

During the first quarter of 2004, further convertible notes were issued on the same terms as those issued on December 31, 2003 as noted above. The total of these convertible notes is $772,200 which are convertible into 1,544,400 common shares of the Company, plus 772,200 detachable warrants exercisable at $0.50 per share, which were issued for aggregate proceeds of $780,000. These are included within long-term liabilities outstanding at March 31, 2004. The notes were issued between January 6, 2004 and February 27, 2004, bear interest at 6% and are convertible, at the noteholders' option. The notes are convertible through February 28, 2005. Certain of the notes were issued when the conversion rate was in excess of the fair value of one common share of the Company at the commitment date. Hence, in accordance with Emerging Issues Task Force 95-8 and 00-27, the value of the beneficial conversion feature of these notes has been determined by management to be $214,830, equal to the conversion feature's intrinsic value. The warrants are exercisable through December 31, 2006. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis. $143,813 was allocated to the warrants and $636,187 was allocated to the convertible debt. The beneficial conversion feature together with the value allocated to the warrants, totalling $358,643, has been included in Additional paid-in capital and is being accounted for as a debt discount over the period of the convertible loan. See Note 4.

8.   Share capital

Common shares
                                                  March 31,   December 31,
                                                       2004           2003
                                                          $              $
                                                    -------        -------
Common stock, $0.001 par value

Authorized 100,000,000; issued and
    outstanding 22,722,709
In the period ended March 31, 2004                   22,723         20,037
                                                    -------        -------

The movements in common stock during the three-month period to March 31, 2004 are as follows:
                                                  Number of
                                                     shares              $
                                                -----------        -------
Balance at December 31, 2003                    20,036,676          20,037
Issuance of common stock                           318,133             318
Issuance of common stock for services            1,854,900           1,855
Issuance of common stock on conversion
   of convertible loan notes                       513,000             513
                                                -----------        -------
                                                22,722,709          22,723
                                                -----------        -------

Included within issuance of common stock for services are 125,000 common shares issued under an agreement for the engagement of a consultant to provide public relations, investor relations and other services to the Company. Under the agreement, there is a future commitment to issue 125,000 common shares on January 1, 2005.

Warrants and options

The Company has the following warrants and options outstanding:

                                              March 31,   December 31,
                                                   2004           2003
                                            -----------       ---------
Peter Boatright                                 39,600               -
Other non-related parties                    1,549,600         817,000
                                            -----------       ---------
                                             1,589,200         817,000
                                            -----------       ---------

Under an agreement dated June 19, 2003, the Company issued warrants for 20,000 shares in connection with a convertible loan (see Note 7). These warrants are included above under Other non-related parties and can be exercised at $1.50 during the period June 19, 2003 through June 19, 2006. The fair value of these warrants on June 19, 2003 of $22,200 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $22,200 was included within general and administrative expenses in the statement of operations in 2003.

Under an agreement dated July 2, 2003 which replaced an agreement dated June 19, 2003, for the engagement of a consultant as a management consultant to the Company, the Company issued warrants for 300,000 shares. These warrants, which had been exercisable at $1.50, were cancelled and replaced with 300,000 warrants which can be exercised at $1.00 to reflect the movement in the market price of the Company's common stock. The fair value of the original warrants on June 19, 2003 of $252,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 4.43%, and a life of 1.04 years. The fair value of $252,000 has been included within general and administrative expenses in the statement of operations. Under the new agreement dated July 23, 2003 which replaced the agreement dated July 2, 2003, the Company issued warrants for 300,000 shares. These warrants are included above under Other non-related parties and can be exercised at $1.00 during the period July 23, 2003 through July 23, 2004 and there is no minimum service period that is required before the warrants can be exercised. The fair value of these warrants on July 23, 2003 of $534,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 78%, a dividend yield of 0%, a risk-free interest rate of 5.04%, and a life of 1 year. The additional fair value of $282,000 has been included within general and administrative expenses in the statement of operations. Hence, the total cost included within general and administrative expenses during 2003 in relation to these warrants was $534,000.

Under an agreement dated September 10, 2003, for the engagement of a consultant as a management consultant to the Company, the Company issued warrants for 200,000 shares. These warrants are included above under Other non-related parties and can be exercised at $1.00 during the period September 10, 2003 through September 10, 2004 and there is no minimum service period that is required before the warrants can be exercised. The fair value of these warrants on September 10, 2003 of $84,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 70%, a dividend yield of 0%, a risk-free interest rate of 5.12%, and a life of 1 year. The fair value of $84,000 was included within general and administrative expenses in the statement of operations in 2003.

Under an agreement dated January 6, 2004, the Company issued warrants for 297,000 shares in connection with a convertible loan dated December 31, 2003 (see Note 7). These warrants are included above under Other non-related parties and can be exercised at $0.50 during the period January 6, 2004 through December 31, 2006. The fair value of these warrants on December 31, 2003 of $60,944 was determined using the Black-Scholes method with the following assumptions: a volatility of 180%, a dividend yield of 0%, a risk-free interest rate of 5.06%, and a life of 3 years. The fair value of $60,944 was included within general and administrative expenses in the statement of operations in 2003.

Under further agreements dated January 6, 2004, the Company issued warrants for 772,200 shares in connection with a convertible loans dated between January 6, 2004 and February 27, 2004 (see Note 7). 732,600 of these warrants are included above under Other non-related parties with 39,600 held by related parties. They can be exercised at $0.50 during the period January 6, 2004 through December 31, 2006. The fair value of these warrants at the date of the convertible loans of $235,066 was determined using the Black-Scholes method with the following assumptions: a volatility of 177-189%, a dividend yield of 0%, a risk-free interest rate of 4.85-5.11%, and a life of 3 years. The fair value of $235,066 has been included within general and administrative expenses in the statement of operations in the three-month period ended March 31, 2004.

9.   Commitments and contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As at March 31, 2004, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licences are expected to be determined when the Company begins to generate revenues.

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

See also warrants and options in note 8.

10.  Related party transactions

The following related party transactions took place during the period:


Transaction                     Amount               Amount             Related Party
-----------                     ------               ------             -------------
------------------------------------------------------------------------------------------------------------------------------------
Agreement   with  IATA                                                  The   Company,   through   its   wholly   owned   subsidiary
                                                                        Onelink4travel Limited,  entered into an Operating Agreement with the International Air Transport  Association  ("IATA").
                                                                        See Note 9.
------------------------------------------------------------------------------------------------------------------------------------

Consulting and Services         Outstanding as of    Invoiced during    Cornerstone Alliance, LLC, a company in  which Mr FW  Guerin
Agreements                      March 31, 2004:      the period:        (Chief   Executive Officer) is  Manager  has  entered into a
                                                                        consulting    services   agreement  with   the  Company   to
                                $nil                   $42,000          provide   the  services  of   Mr.  Guerin  which  terminates
                                                                        on December 31, 2004.

                                                                        At  March 31, 2004  the  Company  had  made  an  advance  to
                                                                        Cornerstone  against  consulting  fees payable of $33,000 in the form of shares  acquired  by  Cornerstone  at a price of
                                                                        $1.00 per share.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                $267,600            $10,000             K3  Business  Technology  Group plc, a company in which Mr D
                                                                        Bolton (Chief Financial Officer) is a director,  has entered into a  consulting  services  agreement  with the Company to provide the services of Mr Bolton,  which is  terminable  on three months notice. Mr Bolton was a director of the Company until November 26, 2003.
------------------------------------------------------------------------------------------------------------------------------------

                                $41,208             $nil                Nichols  & Co,  LLC,  a  company  in  which  Mr  WE  Nichols
                                                                        (Director) is an owner,  entered into a consulting  services agreement  with the  Company to provide  the  services of Mr
                                                                        Nichols, which terminated on December 31, 2003.
------------------------------------------------------------------------------------------------------------------------------------

                                $122,437            $18,000             Emsley Management Ltd, a company which is controlled by Mr R
                                                                        Emsley,  entered into a consulting  services  agreement with the  Company  to provide  the  services  of Mr Emsley  which terminated on December 31, 2003.
------------------------------------------------------------------------------------------------------------------------------------

                                $113,597            $33,246             A holder of more than 5% of the Company's common stock has a consulting  services  agreement  with the  Company  which is terminable on three months notice.
------------------------------------------------------------------------------------------------------------------------------------

Loans from executive officers                                           All loans from  executive  officers  have been repaid during the year ended December 31, 2003.
------------------------------------------------------------------------------------------------------------------------------------

Share grants                                                            During the first  quarter  2004,  the Board  agreed to grant shares  to the  directors  for their  services  to the Board
                                                                        during   2004.   50,000   common   shares  were  granted  to
                                                                        Cornerstone  Alliance,  LLC, a company in which Mr FW Guerin is Manager.  50,000  common shares were granted to Boatright
                                                                        Family Trust for Mr. P Boatright  (Director).  50,000 common shares  were  granted to  Nichols & Company,  LLC, a company owned by Mr. W E Nichols (Director).
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                                        200,000  common  shares  were also  granted  to  Cornerstone
                                                                        Alliance,  LLC,  for  services in lieu of the cash bonus for
                                                                        2004 as provided for in the  Consulting  Services  Agreement with Cornerstone Alliance, LLC.
------------------------------------------------------------------------------------------------------------------------------------

Capital held for the                                                    During the fourth quarter 2003, a number of  cash receipts
Company's  benefit                                                      and payments were administered through the bank account of
                                                                        Cornerstone Alliance, LLC, on behalf of the Company. Mr FW
                                                                        Guerin (Chief Executive Officer) is Manager of Cornerstone
                                                                        Alliance, LLC.

                                                                        All of this  capital  has been  utilized  for the  Company's benefit  during the first  quarter  2004 and the  Company no longer uses Cornerstone's account on its behalf.
------------------------------------------------------------------------------------------------------------------------------------


11.  Subsequent events

a) In April 2004, convertible notes totalling $215,107, including interest accrued to the date of conversion, were converted into 215,107 common shares.

b) Onelink4travel Limited has established a serviced office in Reading, England.

c) In April 2004, the Company performed live hotel bookings with the Onelink4travel system from the reservation system of a content aggregator and from the Company's proprietary system in Henley, England.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following  discussion  regarding our financial  statements should be read in
conjunction  with  the  financial   statements   (including  the  notes  to  the
Consolidated Condensed Financial Statements) included herewith.

Forward-Looking Statements
--------------------------

The statements in this report relating to our expectations about our launching, testing and roll out of the Onelink4travel service, when we may become profitable or, the amount of our needed capital, the nature of the securities we may issue and our success in fundraising, are some of the forward-looking statements in this Report within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include problems in attracting capital or industry partners, unanticipated software
development   problems,   market  acceptance  and  future  market  and  economic
conditions.

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

Critical accounting policies
----------------------------

A "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fits this definition.

Going concern

These financial statements are prepared assuming that we will continue as a going concern.

We have incurred losses from operations of $13,505,031 as of March 31, 2004. Our net working capital deficiency may not allow us to meet our financial commitments as presently structured.

We require further funding to ensure the continued development of our products and services. Our Management is confident of raising additional funds. We have engaged investment bankers and other appropriate financial advisers and institutions to support this process and are actively seeking private financing of several million dollars. In first quarter 2004, we received an aggregate of $1,080,000 from the sale of convertible notes and warrants (including $300,000 which was held in the third party account at December 31, 2003). We also received $245,000 from the sale of common stock. However, there can be no assurance that subsequent fund raising will be successful. These factors raise substantial doubt about our ability to continue as a going concern.

In early October 2003, as disclosed in Form 8-K filed on October 23, 2003, IATA disputed Onelink4travel's compliance with the Operating Agreement and contended that the agreement was terminated. We disputed IATA's termination and are attempting to resolve the matter so that we can use the IATA services. However, the contractual dispute resulted in a re-evaluation of settlement service providers by our Management during late 2003 and it has identified alternative processes and service providers to implement the system. We are confident that, if required, these alternatives could be obtained and would be effective but this change would likely delay the planned launch schedule of the Onelink4travel service in 2004. As with the IATA system, there can be no assurances that these alternatives would be successful.

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

Fair value of equity instruments issued

In assessing the fair value of equity instruments, our Management has used the market price of our shares at the commitment date to determine the fair value. With regard to the fair value of warrants issued to our professional advisers, we value them using the Black-Scholes model and used the market price of our shares and other relevant data required by the model at the commitment date

Results of operations for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003

We have no revenues or profits for the period since inception as we are a development stage company. Our operating expenses, including $235,066 for the cost of warrants issued and $908,815 for the fair value of shares issued, were $1,862,912 during the three month period ended March 31, 2004 compared to $1,549,110 during the comparative period for 2003. A summary of the operating costs for the three month period ended March 31, 2004 and the comparative period is as follows:

                                              Three-month       Three-month
                                             period ended      period ended
                                                March 31,         March 31,
                                                     2004              2003
                                                        $                 $
Sales and marketing:

Compensation and payments to consultants          101,211           130,309
Marketing                                          84,493            29,573
Travel                                              2,426               893
                                             -------------     -------------
Total sales and marketing                         188,130           160,775
                                             -------------     -------------
General and administrative expenses:

Compensation and payments to consultants          328,471           739,209
Professional fees                                 745,084           200,586
Advisory costs for corporate financiers           432,500           375,144
Travel                                             21,137            16,029
Other costs                                       144,278            54,367
                                             -------------     -------------
Total general and administrative expenses       1,671,469         1,385,335
                                             -------------     -------------

Depreciation and amortization                       3,313             3,000
                                             -------------     -------------

Total operating expenses                        1,862,912         1,549,110
                                             -------------     -------------

Compensation and payments to consultants within general and administrative expenses amounted to $328,471 in the quarter ended March 31, 2004, compared to $739,209 in 2003 which includes the cost of share grants to consultants of $475,000. During the first quarter of 2004, 50,000 shares were issued to each of the three executive directors for their services to the Board for the whole of 2004. $43,875, being one fourth of the fair value of these shares representing the cost for the three-month period ended March 31, 2004, is included within compensation and payments to consultants. The significant component of costs within sales and marketing is for compensation and payments to sales consultants, being $101,211 in the three-month period to March 31, 2004 compared with $130,309 in the comparative period in 2003. Compensation paid to consultants other than executive directors has been reduced following the refined strategy commenced on the fourth quarter of 2003 which has enabled us to reduce our expenditures in the procurement of outside services, and also in marketing and operations. During June 2003, six consultants who had been working as sub-contractors became employees of Onelink4travel Limited. Prior to this all work was undertaken under contracts with consultants working as sub-contractors. As we approach the launch of our service, we will review the need to establish an implementation team of sales and technical advisors.

Marketing costs, including public and investor relations, were $84,493 in the three-month period to March 31, 2004 compared to $29,573 in the comparative period in 2003. Our common stock only commenced trading on the Over the Counter Bulletin Board (the "OTCBB") of the National Association of Securities Dealers in February 2003, hence our public and investor relations costs in the first quarter of 2003 were less than in 2004.

Total travel costs were $23,563 in the three-month period ended March 31, 2004 compared with $16,922 in the same period in 2003. These costs relate to personnel involved in business development, software development and general management. The costs in 2004 relate to fund raising whereas those in 2003 related to meetings to define the project and software requirements.

Professional fees were $745,084 in the three-month period ended March 31, 2004, including $235,066 for the cost of warrants issued to advisers, compared with $200,586 in the same period in 2003. $271,500 of the costs in the three-month period to March 31, 2004 is for services from investment bankers and other advisers in support of raising funding. These services have been satisfied by the issue of shares and the fair value of the shares is included within professional fees. The remainder of the costs in the first quarter of 2004 and those in the comparative period in 2003 are for legal and financial services in relation to SEC filings and the ongoing support of the business. Advisory fees for corporate financiers were $432,500 in the three-month period to March 31, 2004, compared with $375,144 in the same period in 2003. The costs in 2004 have all been satisfied by the issue of shares. $350,000 of the costs in 2003 were for warrants issued.

Other costs of $94,278 for the three-months ended March 31, 2004 include $26,595 for insurance and $54,753 in relation to losses on exchange due to the movement of the US dollar against the British pound. Other costs were $54,367 for the comparative period in 2003, including $33,281 for insurance and $13,889 in relation to losses on exchange.

Depreciation and amortization was $3,313 in the three-month period ended March 31, 2004 and $3,000 in the comparative period in 2003 and related to computer equipment. $3,487 of additional expenditure was incurred on computer equipment during the three-month period ended March 31, 2004.

During the three-month period ended March 31, 2004, shares were issued to settle outstanding loans (see Note 8 to the financial statements included within this filing). An amount of $18,047 being the excess of the value of the loans over the fair value of the shares (based on the quoted share price on the date of issue of the shares) is included as a gain on extinguishment of debt. The loan is denominated in British pounds and the gain has arisen due to movements in the exchange rate between the US dollar and the British pound.

Interest expense of $287,984 for the three-month period ended March 31, 2004 includes $26,554 interest incurred on convertible loan notes together with a convertible loan discount of $260,401 (see Note 4 to the financial statements included within this filing). Interest for the corresponding period in 2003 of $8,263 relates to interest incurred on convertible loan notes.

The net loss attributable to common stockholders was $2,132,849 for the three-month period ended March 31, 2004 and is $13,505,031 since inception.

We have expended $2,093,194 on software development costs since our development activities commenced, of which $197,500 was incurred in the three-month period ended March 31, 2004. $1,804,681 was incurred through March 31, 2003. These costs, which include the external technical development time costs specific to this development, have been capitalized. During the fourth quarter of 2003 we have reviewed development costs for any impairment and concluded that $350,000 of costs incurred in relation to part of the development of the portal are impaired as we intend to re-write the software code to improve the Onelink4travel system. In addition, a provision of $272,000 was made during 2003 against costs incurred in relation to software links between our system and a third-party's proprietary software as it is now uncertain that these will utilized. We have concluded that there is no further impairment during the three-month period ended March 31, 2004. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

Liquidity and capital resources

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2004. We have raised $7.1 million and converted $6.3 million in trade payables to equity and long term debt in the period from January 2002 through March 31, 2004.

We had cash balances of $124,395 at March 31, 2004 . In first quarter 2004, we received an aggregate of $1,080,000 from the sale of convertible notes and warrants (including $300,000 which was held in the third party account at December 31, 2003). The convertible notes are payable, with interest at 6% per annum, on the earlier to occur of February 28, 2005, or the closing of a sale of our securities in which we receive proceeds of not less than $5 million. In calculating the $5 million amount, note amounts converted would be included. The notes are convertible at the option of the holders into our common stock at the same price per share as would be paid by the investors in the $5 million financing. The notes are also convertible at the option of the holders at the same price per share as would be paid by investors in an interim financing in which we receive proceeds of not less than $2 million. If at maturity the $5,000,000 financing has not occurred, and the option holders have not converted their notes, they may be converted into our common stock at $0.50 per share. We also issued to the note purchasers warrants to purchase an aggregate of 540,000 shares of our common stock at $0.50 per share through December 31, 2006.

In first quarter 2004, we also received $245,000 from the sale of our common stock. We believe that we will need approximately $4 million to complete the roll-out of our service, to provide working capital and to reach a break-even cash flow level in our operations.

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

Based upon our assessment of the market for our service and anticipated revenue and expenses, the business is not expected to breakeven until late 2005. Our plans are dependent upon obtaining additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be adversely affected. There is no assurance that we will be successful in raising this additional capital. These factors raise substantial doubt about our ability to continue as a going concern.

Outlook

We have targeted the $100 billion non-air travel sector of the worldwide travel and tourism market booked by travel agents. We expect to begin implementing our service in 2004 working with travel industry strategic distribution partners to achieve our objective.

In April 2004, we performed live hotel bookings with the Onelink4travel system from the reservation system of a content aggregator and from our proprietary system in Henley, England.

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


ITEM 3.  CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

     (b)  Changes in Internal Controls.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

During the three months ended March 31, 2004, we sold 54,800 shares of our Common Stock to 4 persons who are non-U.S. investors and received net proceeds of $15,000 based upon a 50% discount to the market price of our Common Stock on the respective dates of sale. These sales were made pursuant to Regulation S and were exempt from registration. We engaged Morgan Watts & Associates Ltd. to identify the investors in the Regulation S offering, and that firm received the balance of the proceeds from the sale of the shares to the non-U.S. investors.

We sold an aggregate of 263,333 shares to 2 U.S. investors for $230,000 in cash. We also issued an aggregate of 1,854,900 shares to 14 persons for services rendered of $2,259,269. In addition, 513,000 shares were issued on conversion of convertible notes of $545,047. We relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about our business and financial condition and risk factors related to our securities.

We also received $1,080,000 from the sale of convertible notes and warrants (including $300,000 which was held in a third-party account at December 31, 2003) to eight persons. The notes are convertible at the option of the holders into shares of our common stock at variable conversion rates as described in "Management's Discussion and Analysis or Plan of Operation - Liquidity and
Capital Resources" in Part I, Item 2 of this Report. The warrants are exercisable at the option of the holders into an aggregate of 540,000 shares of our common stock at $0.50 per share through December 31, 2006. We relied on
Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about our business and financial condition and risk factors related to our securities. We engaged Presidio Merchants Partners to assist in this offering and they are entitled to receive commissions of $44,800 and warrants to purchase our common stock.


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

     (a)  Exhibits

          The following exhibits are filed in connection with this Report:

          No.               Description
          ---               -----------

          31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32                CEO and CFO Certification pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004. On May 5, 2004, the Company filed a Report on Form 8-K under Item 5 reporting the Company's news release attached to the Report noting that John Herzog had agreed to serve on the Company's Board of Directors.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 7, 2004 by the undersigned, thereunto duly authorized.


                                                ONE LINK 4 TRAVEL, INC


                                                /s/F.W. Guerin
                                                ------------------------------
                                                F. W. Guerin
                                                Chief Executive Officer


                                                /s/David Bolton
                                                ------------------------------
                                                David Bolton
                                                Chief Financial Officer
                                                (Principal Financial Officer)