Form 10QSB
period 2004-06-30
ONE LINK 4 TRAVEL INC
filed 2004-08-27
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended: June 30, 2004


                           Commission File No. 0-50044
                                               -------

                             ONE LINK 4 TRAVEL, INC
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


                                    DELAWARE
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   43-1941213
                                   ----------
                     (I.R.S. Employer Identification Number)


                                One Market Plaza
                             Spear Tower, 36th Floor
                             San Francisco, CA 94105
                                 (415) 293-8277
                                 --------------
                          (Address and telephone number
                        of principal executives offices)

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

The Company had 23,704,151 shares of common stock outstanding as of August 5, 2004.

Transitional Small Business Disclosure Format (check one):  [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL INFORMATION

        Consolidated Condensed Balance Sheets - June 30, 2004 (unaudited)
            and December 31, 2003.........................................   3
        Consolidated Condensed Statement of Operations for the three- and six-month periods ended June 30, 2004 and 2003 and from
            inception through June 30, 2004 (unaudited)..................    4
        Consolidated Condensed Statement of Stockholders' Deficit from
            inception through June 30, 2004 (unaudited).................     5
        Consolidated Condensed Statement of Cash Flows for the six-month periods ended June 30, 2004 and 2003 and from inception
            through June 30, 2004 (unaudited)............................    6
        Notes to Unaudited Consolidated Condensed Financial Statements ..    7

Item 2. Management's Discussion and Analysis or Plan of Operation .......   12

Item 3. Controls and Procedures .........................................   18


PART II - OTHER INFORMATION .............................................   18


Item 2. Changes in Securities ...........................................   18

Item 6. Exhibits and Reports on Form 8-K ................................   19


Signatures ..............................................................   20

                         ONE LINK 4 TRAVEL, INC.
                      (a development stage company)
                  CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                June 30, 2004  December 31, 2003
                                                                 (unaudited)
                                                                -------------  -----------------
ASSETS
Current assets
Cash                                                            $     29,075    $        13,865
Accounts receivable                                                    5,629             12,788
Related party receivable                                                  --            322,676
Prepaid expenses and other current assets                            518,770            216,630
                                                                ------------    ---------------
Total current assets                                                 553,474            565,959
                                                                ------------    ---------------

Other assets
Fixed assets (net of $32,068 and $26,276 accumulated                  17,486             17,715
depreciation as of June 30, 2004 and December 31, 2003)
Software development costs                                         1,454,539          1,273,694
                                                                ------------    ---------------
Total other assets                                                 1,472,025          1,291,409
                                                                ------------    ---------------

Total assets                                                       2,025,499          1,857,368
                                                                ============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses                                874,228            977,452
Related party payables                                               335,423            299,684
Note payable                                                         100,000            104,296
Convertible notes (net of $397,809 and $27,690 discount
balance at June 30, 2004 and December 31, 2003)                    1,183,192             65,590
Convertible notes - related parties (net of $77,870
discount balance at June 30, 2004                                    472,980                 --
Other current liabilities                                                 --              2,000
                                                                ------------    ---------------
Total current liabilities                                          2,965,823          1,449,022
                                                                ------------    ---------------

Long-term liabilities
Convertible notes (net of $626,903 discount balance at
December 31, 2003)                                                        --            957,486
Convertible notes - related parties (net of $213,295 discount
balance at December 31, 2003)                                             --            479,150
                                                                ------------    ---------------
Total long- term liabilities                                              --          1,436,636
                                                                ------------    ---------------
Total liabilities                                                  2,965,823          2,885,658
                                                                ------------    ---------------

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding                                           --                 --
Common stock, $0.001 par value, 100,000,000 shares authorized
Issued and outstanding shares: 23,704,151 as of June 30, 2004
and 20,036,676 as of December 31, 2003                                23,704             20,037
Additional paid-in capital                                        14,921,008         10,581,455
Common stock receivable ($0.001 par value, 257,600
shares issued at $1.00)                                             (257,600)          (257,600)
Deferred stock-based compensation                                   (273,950)                --
Deficit accumulated during the development stage                 (15,353,486)       (11,372,182)
                                                                ------------    ---------------
Total stockholders' deficit                                         (940,324)        (1,028,290)
                                                                ------------    ---------------

Total liabilities and stockholders' deficit                     $  2,025,499    $     1,857,368
                                                                ============    ===============


 The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements


                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                                                      Accumulated from
                                                                                                       November 6, 2000
                                           Three months ended June 30,   Six months ended June 30,   (date of inception)
                                               2004           2003           2004           2003      to June 30, 2004
                                           ------------   ------------   ------------   ------------   ----------------
Sales                                      $         --   $         --   $         --   $         --   $            --
Cost of sales                                        --             --             --             --                --
                                           ------------   ------------   ------------   ------------   ---------------

Gross profit                                         --             --             --             --                --

Operating expenses
Sales and marketing expenses                     99,274        113,903        287,404        253,034         1,582,364
General and administrative expenses           1,368,068      1,325,238      3,039,537      2,732,217        13,762,826
Depreciation and amortization                     2,479          3,000          5,792          6,000            35,381
(Gain) loss on extinguishment of debt-net      (253,320)       254,340       (271,367)       254,340            18,869
                                           ------------   ------------   ------------   ------------   ---------------

Total operating expenses                      1,216,501      1,696,481      3,061,366      3,245,591        15,399,440
                                           ------------   ------------   ------------   ------------   ---------------

Loss from operations                         (1,216,501)    (1,696,481)    (3,061,366)    (3,245,591)      (15,399,440)

Other income (expense), net                       4,435             --          4,435             --             4,435
Interest expense                               (636,389)        (8,217)      (924,373)       (16,480)       (1,946,910)
                                           ------------   ------------   ------------   ------------   ---------------

Net loss                                   $ (1,848,455)  $ (1,704,698)  $ (3,981,304)  $ (3,262,071)  $   (17,341,915)
                                           ============   ============   ============   ============   ===============

Loss per share basic and diluted           $      (0.08)  $      (0.10)  $      (0.17)  $      (0.19)
                                           ============   ============   ============   ============



        The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements



                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         INCEPTION THROUGH JUNE 30, 2004


                                                                                           Additional      Common
                                                                  Common stock               paid in       stock
                                                            No of shares      Amount         capital     receivable
                                                            ------------   ------------   ------------  ------------
Balance, at inception (November 6, 2000)                              --   $         --   $         --  $         --

Issuance of common stock                                               2              3             --             3
                                                            ------------   ------------   ------------  ------------

Balance, December 31, 2001                                             2              3             --            --
                                                            ------------   ------------   ------------  ------------

Issuance of common stock prior to reverse takeover
transactions                                                      26,370         40,346        529,126
Recapitalization pursuant to reverse takeover transaction     13,972,728        (26,349)        26,349
Issuance of common stock                                          30,000             30         29,970
Issuance of common stock on conversion of loans                  745,185            744        551,157
Issuance of common stock for services                            638,000            638        637,362
Issuance of common stock in satisfaction of liabilities        1,093,204          1,093      1,092,111
Beneficial conversion feature                                         --             --        328,766
Issuance of warrants                                                  --             --        130,000
Common stock paid for but not issued                             260,000            260        259,740
Net loss                                                              --             --             --
                                                            ------------   ------------   ------------  ------------

Balance,  December 31, 2002                                   16,765,489         16,765      3,584,581            --
                                                            ------------   ------------   ------------  ------------

Issuance of common stock                                       1,007,877          1,008      1,080,764
Issuance of common stock on conversion of loans                  224,595            225        620,432
Issuance of common stock for services                          2,016,000          2,016      1,967,714
Issuance of common stock in satisfaction of liabilities          384,715            385        348,968
Issuance of common stock in connection with the conversion
of accounts payable to convertible loans                          50,000             50         75,950
Cancellation of common stock                                    (912,000)          (912)            12
Beneficial conversion feature                                                                1,060,238
Proceeds of convertible debt with detachable warrants                                           65,352
Issuance of warrants                                                                         1,277,944
Stock issued upon exercise of warrants                           500,000            500        499,500
Share capital issued but unpaid                                                                             (257,600)
Net loss
                                                            ------------   ------------   ------------  ------------

Balance, December 31, 2003                                    20,036,676         20,037     10,581,455      (257,600)
                                                            ------------   ------------   ------------  ------------

Issuance of common stock                                         393,133            393        327,652
Issuance of common stock on conversion of loans                  536,400            536        576,538
Issuance of common stock for services                          1,696,500          1,697      2,082,499
Issuance of common stock in satisfaction of liabilities           60,000             60         59,940
Beneficial conversion feature                                                                  214,830
Issuance of warrants                                                                           360,832
Net loss
                                                            ------------   ------------   ------------  ------------

Balance, March 31, 2004                                       22,722,709         22,723     14,203,746      (257,600)
                                                            ------------   ------------   ------------  ------------

Issuance of common stock                                         375,335            375        227,126
Issuance of common stock on conversion of loans                  215,107            215        182,626
Issuance of common stock for services                            391,000            391        282,760
Deferred stock-based compensation
Beneficial conversion feature                                                                   15,538
Issuance of warrants                                                                             9,212
Net loss
                                                            ------------   ------------   ------------  ------------

Balance, June 30, 2004                                        23,704,151   $     23,704   $ 14,921,008  $   (257,600)
                                                            ============   ============   ============  ============


        The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements



                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         INCEPTION THROUGH JUNE 30, 2004
                                  (Continued)



                                                              Deferred                       Total
                                                             stock-based    Accumulated
                                                            compensation      deficit
                                                            ------------   ------------   ------------
Balance, at inception (November 6, 2000)                    $         --   $         --   $         --

Issuance of common stock
                                                            ------------   ------------   ------------

Balance, December 31, 2001                                            --             --              3
                                                            ------------   ------------   ------------

Issuance of common stock prior to reverse takeover
transactions                                                                                   569,472
Recapitalization pursuant to reverse takeover transaction                                           --
Issuance of common stock                                                                        30,000
Issuance of common stock on conversion of loans                                                551,901
Issuance of common stock for services                                                          638,000
Issuance of common stock in satisfaction of liabilities                                      1,093,204
Beneficial conversion feature                                                                  328,766
Issuance of warrants                                                                           130,000
Common stock paid for but not issued                                                           260,000
Net loss                                                                     (4,194,406)    (4,194,406)
                                                            ------------   ------------   ------------

Balance,  December 31, 2002                                           --     (4,194,406)      (593,060)
                                                            ------------   ------------   ------------

Issuance of common stock                                                                     1,081,772
Issuance of common stock on conversion of loans                                                620,657
Issuance of common stock for services                                                        1,969,730
Issuance of common stock in satisfaction of liabilities                                        349,353
Issuance of common stock in connection with the conversion
of accounts payable to convertible loans                                                        76,000
Cancellation of common stock                                                                      (900)
Beneficial conversion feature                                                                1,060,238
Proceeds of convertible debt with detachable warrants                                           65,352
Issuance of warrants                                                                         1,277,944
Stock issued upon exercise of warrants                                                         500,000
Share capital issued but unpaid                                                               (257,600)
Net loss                                                                     (7,177,776)    (7,177,776)
                                                            ------------   ------------   ------------

Balance, December 31, 2003                                            --    (11,372,182)    (1,028,290)
                                                            ------------   ------------   ------------

Issuance of common stock                                                                       328,045
Issuance of common stock on conversion of loans                                                577,074
Issuance of common stock for services                                                        2,084,196
Issuance of common stock in satisfaction of liabilities                                         60,000
Beneficial conversion feature                                                                  214,830
Issuance of warrants                                                                           360,832
Net loss                                                                     (2,132,849)    (2,132,849)
                                                            ------------   ------------   ------------

Balance, March 31, 2004                                               --    (13,505,031)       463,838
                                                            ------------   ------------   ------------

Issuance of common stock                                                                       227,501
Issuance of common stock on conversion of loans                                                182,841
Issuance of common stock for services                                                          283,151
Deferred stock-based compensation                               (273,950)                     (273,950)
Beneficial conversion feature                                                                   15,538
Issuance of warrants                                                                             9,212
Net loss                                                                     (1,848,455)    (1,848,455)
                                                            ------------   ------------   ------------

Balance, June 30, 2004                                      $   (273,950)  $(15,353,486)  $   (940,324)
                                                            ============   ============   ============


The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                       Accumulated
                                                                                                     from November 6,
                                                                                                      2000 (date of
                                                                         Six months ended June 30,    inception) to
                                                                            2004           2003       June 30, 2004
                                                                        ------------   ------------   -------------
Cash flows from operating activities:

Net loss                                                                $ (3,981,304)  $ (3,262,071)  $(15,353,486)

Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                                                5,833          6,000         32,109
  Impairment of software development costs                                        --             --        622,000
  Issuance of common stock for services                                    2,093,397        882,865      4,701,127
  Issuance of warrants for services                                          253,807        851,000      1,661,751
  Amortization of note discounts                                             730,763          3,367      1,318,606
  Gain (loss) on extinguishment of debt                                     (271,367)       254,340         (2,110)
  Issuance of shares in satisfaction of liabilities                           60,000             --      1,502,557
  Issuance of shares in connection with
  conversion of accounts payable to convertible loans                             --             --         76,000
  Change in current assets and liabilities:
    Accounts receivable, net                                                 329,835       (102,547)        (5,629)
    Prepaid expenses and other assets                                       (302,140)         8,804       (518,770)
    Accounts payable                                                          34,360        718,951      2,763,663
    Accrued liabilities                                                       (2,000)            --         (2,000)
    Other current liabilities                                                     --         54,908          2,000
                                                                        ------------   ------------   ------------
Net cash used in operating activities                                     (1,048,816)      (584,383)  $ (3,202,182)
                                                                        ------------   ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment                                          (5,604)        (1,724)       (49,595)
  Software development costs                                                (180,845)      (141,600)    (1,464,831)
                                                                        ------------   ------------   ------------
Net cash used by investing activities                                       (186,449)      (143,324)  $ (1,514,426)
                                                                        ------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from convertible notes                                            796,950         85,727      2,597,634
  Proceeds from issuance of warrants                                           8,050         14,273         73,402
  Proceeds from loans                                                             --         15,000         15,000
  Proceeds from loans from executive officers (net)                               --          3,025             --
  Proceeds from issuance of Common Stock                                     555,547        594,171      1,927,319
  Stock issued upon exercise of warrants                                          --             --        242,400
  Repayment of convertible notes                                            (110,072)            --       (110,072)
                                                                        ------------   ------------   ------------
    Net cash provided by financing activities                              1,250,475        712,196   $  4,745,683
                                                                        ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                          15,210        (15,511)        29,075
Cash and cash equivalents at beginning of period                              13,865        110,170   $         --
                                                                        ------------   ------------   ------------

Cash and cash equivalents at end of period                              $     29,075   $     94,659   $     29,075
                                                                        ============   ============   ============


Supplemental disclosures of cash flow information:
  Cash paid for interest                                                $         --   $         --   $         --
                                                                        ============   ============   ============

Supplemental disclosures of non-cash investing & financing activities:

  Conversion of accounts payable into convertible notes                 $         --   $         --   $  1,999,911
                                                                        ============   ============   ============
  Issuance of common stock in satisfaction of liabilities               $     60,000   $         --   $  1,502,557
                                                                        ============   ============   ============
  Issuance of common stock for services                                 $  2,093,397   $         --   $  4,701,127
                                                                        ============   ============   ============


       The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC

                          (a development stage company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of presentation

The accompanying unaudited consolidated condensed financial statements of One Link 4 Travel, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements, and include the accounts of One Link 4 Travel, Inc. (a development stage company) and its wholly owned subsidiary, Onelink4travel Limited. In the opinion of management, all adjustments that are necessary for a fair and comparable presentation have been included. All material inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

2. Acquisition of FS2 Limited

On September 12, 2002, the Company closed an acquisition agreement with FS2 Limited, a company registered in the United Kingdom, which is now named Onelink4travel Limited. Inasmuch as the former owners of FS2 controlled the Company after the acquisition, the combination was accounted for under SFAS 141 as a reverse merger, with FS2, or Onelink4travel Limited, as acquirer, and requiring no adjustment to the carrying value of the assets or liabilities of the acquired entity. The financial position and results of operations of the subsidiary are included in the consolidated statements of the Company.

3. Going concern

The Company's financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of $3,981,304 for the six months ended June 30, 2004, and has a working capital deficit of $2,412,349 as of June 30, 2004. The Company may not be able to meet its financial commitments as presently structured, and will require further funding to ensure the continued development of its products and services. The Company is confident that it can raise additional funds. The Company has engaged investment bankers and other appropriate financial advisers and institutions to support this process and is executing a strategy to secure further financing of several million dollars. During the first six months of 2004, the Company received an aggregate of $796,950 from the sale of convertible notes and $555,547 from the sale of common stock. However, there can be no assurances that subsequent fundraising will be successful. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

4. Notes Payable and Convertible notes

                                                         June 30,   December 31,
                                                           2004         2003
                                                        ----------   ----------
Notes payable - current                                 $  100,000   $  104,296
Total convertible notes:                                 1,656,172    1,502,226
  Less: convertible notes - current                      1,183,192       65,590
  Less: convertible notes - current - related party        472,980           --
                                                        ----------   ----------
Convertible notes - long-term                           $       --   $1,436,636
                                                        ==========   ==========


On June 19, 2003 the Company issued an unsecured note that was convertible under certain terms and conditions into 66,667 common shares. The note was issued with 20,000 detachable warrants exercisable at $1.50 per share through June 19, 2006 for aggregate proceeds of $100,000. The note bears interest at 8%, and was due on December 19, 2003. The conversion option was not exercised by the expiration date and the note was extended on a month-to-month basis. The Company is considering re-granting the conversion rights to the holder. The proceeds of the note and warrants were allocated between convertible debt and warrants on a relative fair value basis, with $14,273 allocated to warrants and $85,727 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of 4.43%, a 1.04 year life of the warrant, expected dividend yield of zero and volatility of 80%. The note provided for conversion at a 25% discount to the fair value of common stock as of the commitment date, and, in accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature was determined to be $47,334, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan (see Note 4).

On September 29, 2003, the Company agreed with a number of its creditors to convert $1,982,115 in amounts due to them into unsecured convertible notes at a rate of $1 of convertible note for each $1 owed. There was no substantial modification to the terms of the original debt as defined by Emerging Issues Task Force 96-19, ("Debtor's Accounting for a Modification or Exchange of Debt Instruments") and consequently no gain or loss was recorded on the conversion of the amounts payable. The notes bear interest at 5%, are convertible upon certain terms and conditions at a rate of $1.00 per share into 1,982,115 shares of common stock, and mature on January 31, 2005. Should the Company complete a financing of $3 million or greater prior to conversion, the notes may be converted, at the option of the note holder, at a conversion price equal to the price of the financing. In accordance with the requirements of Emerging Issues Task Force 98-5, the conversion feature of the loan notes was determined to be beneficial in the amount of $1,039,767, which is included in additional paid in capital and is being accounted for as a debt discount amortized as interest expense over the period of the notes. During the six months ending June 30, 2004, the Company repaid $105,776 of the notes and $808,874, net of gain on extinguishment of debt was satisfied by the issuance of common stock. Upon repayment or conversion, the balance of note discounts for the repaid or converted notes was charged to the income statement as interest expense.

On December 31, 2003, the Company issued unsecured notes that are convertible upon certain terms and conditions into 594,000 of common shares. The notes were issued with 594,000 detachable warrants exercisable at $0.50 per share through December 31, 2006 for aggregate proceeds of $297,000. The notes bear interest at 6%, and are convertible at a conversion rate of $0.50 per share through February 28, 2005. Should the Company complete a financing of $5 million or greater prior to conversion, the notes may be converted at a price equal to that of the financing. Should the Company close an interim financing in which it receives proceeds of $2 million but less than $5 million, the note holders may convert the notes into shares of common stock at the offering price of that transaction. If at maturity the $5,000,000 financing has not occurred and the note holders have not converted their notes, the notes may be converted into common stock at $0.50 per share. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $43,583 allocated to the warrants and $253,417 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of
5.06 %, a three year life of the warrant, expected dividend yield of zero and volatility of 180%. The conversion rate provided for conversion of the notes at $0.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to be a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

During the first quarter of 2004 the Company issued an additional $772,200 in unsecured convertible notes on the same terms as those issued on December 31, 2003 as noted above. Included were 772,200 detachable warrants exercisable at $0.50 per share through December 31, 2006, for aggregate proceeds of $780,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $171,868 allocated to the warrants and $600,332 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of 4.85% to 5.11%, a three year life of the warrant, expected dividend yield of zero and volatility of 177% to 189%. In accordance with Emerging Issues Task Force 95-8 and 00-27, the value of the beneficial conversion feature of these notes was determined to be $141,937. The beneficial conversion feature together with the value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

During the second quarter of 2004, the Company issued an additional $24,750 unsecured convertible note on the same terms as those issued on December 31, 2003 as noted above. Included were 24,750 detachable warrants exercisable at $0.50 per share through December 31, 2006, for aggregate proceeds of $25,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $6,713 allocated to the warrants and $18,037 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of 3.56%, a three year life of the warrant, expected dividend yield of zero and volatility of 97%. The conversion rate provided for conversion of the notes at $0.50, and, in accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature was determined to be $18,037. The beneficial conversion feature together with the value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

5. Interest expense

                                          Three months ended June 30,       Six months ended June 30,
                                            2004               2003            2004            2003
                                            ----               ----            ----            ----
Interest expense on convertible notes    $ 166,027            $ 4,850       $ 193,610       $ 13,113
Amortization of debt discount              470,362              3,367         730,763          3,367
                                          --------           --------        --------       --------
                                         $ 636,389            $ 8,217       $ 924,373       $ 16,480
                                          --------           --------        --------       --------

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and/or a beneficial conversion feature (see Note 4). Interest expense on debt instruments is accrued and charged to the income statement as earned, but generally is not paid until maturity. During the three- and six-month periods ended June 30, 2004, $166,027 and $193,610, respectively, of interest expense was accrued and charged to the income statement, and $470,362 and $730,763 of debt discounts were amortized to the income statement as interest expense. No cash payments of interest were made during the respective periods.

6. Comprehensive income

The Company conducts its business primarily in the currencies of the United States and the United Kingdom. The Company occasionally incurs non-operating gains and losses related to currency fluctuations that are reported as comprehensive income or loss. Historically, comprehensive income or loss has been minimal and the Company includes it in accumulated deficit.

7. Related Party Transactions

Convertible notes outstanding at June 30, 2004 and December 31, 2003 include $14,250 and $82,000, respectively, due to a company in which a member of the Company's

Board of Directors is Manager and $200,000 due to a company where the Company's former Chief Financial Officer is an officer. Convertible notes outstanding at December 31, 2003 also include $120,000 due to a company in which the Company's Chief Executive Officer is Manager. This note was converted to equity during the second quarter of 2004. Convertible notes outstanding at June 30, 2004 also include $350,850 due to members of the Company's Board of Directors.

8. Subsequent Events

On July 19, 2004 the Company signed a pre-paid product distribution agreement with the European arm of Sabre Travel Network, a business unit of Sabre Holdings, to provide access to a worldwide audience of travel suppliers including thousands of hotel and rental car companies. This agreement was consummated after a successful proof of concept connection to the Sabre global distribution system, and is expected to be a key connection to worldwide travel suppliers for the Company's service. In exchange for access to Sabre's travel suppliers, the Company will pay certain connection fees and share transaction revenue.

On August 18, 2004, the Company signed an agreement with PayPal, Inc., a major financial settlement provider for consumers and businesses selling products and services over the Internet. PayPal will provide the payment mechanism for the Company's integrated booking and settlement service for transactions booked between travel agents and travel suppliers utilizing the Internet and the Sabre global distribution system. PayPal will receive transaction fees from the Company.

9. Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") concluded to revise certain elements of interpretation ("FIN") No. 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, which was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards, or SFAS, No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding the financial statements of One Link 4 Travel, Inc. ("we," "our" and the "Company") should be read in conjunction with the consolidated condensed financial statements and Notes to the Consolidated Condensed Financial Statements included herewith.

Forward-Looking Statements
--------------------------

The statements in this report relating to our expectations about our launching, testing and roll out of the Onelink4travel service, strategic alliances, cash flow, the amount of our needed capital, the nature of the securities we may issue and our success in fundraising are some of the forward-looking statements in this Report within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

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

Overview and Outlook
--------------------

One Link 4 Travel, Inc. was conceived to address the need for an integrated end-to-end distribution and financial settlement service for the non-airline segment of the travel and tourism industry. The Onelink4travel service, for the first time, plans to allow all travel product and service providers, as well as travel agents, to benefit from the same type of integrated settlement services as have been enjoyed by the airline industry for many years.

The world's airlines today have two successful global financial settlement systems that settled airline ticket sales of approximately $215 billion in 2001 and over $220 billion in 2002. However, despite their undoubted success, due to a combination of technical, commercial and political circumstances, these settlement services have been largely restricted to airline ticket sales. To date, no such system or service has been available on a similar global basis for the larger travel market opportunity that exists with suppliers of car rental, rail travel, hotel accommodation, cruise travel, ferries, events, attractions and tour operators.

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

On September 12, 2002, we closed an acquisition agreement with FS2 Limited, a company registered in the United Kingdom which is now named Onelink4travel Limited. Inasmuch as the former owners of FS2 controlled the company after the acquisition, the combination was accounted for under SFAS 141 as a reverse merger, with FS2, or Onelink4travel Limited, as acquirer, and requiring no adjustment to the carrying value of the assets or liabilities of the acquired entity. The financial position and results of operations of the subsidiary are included in the consolidated statements of the Company.

On June 14, 2002, we signed an agreement with the International Air Transport Association ("IATA") to provide us with a license, among other rights, to use BSP (Billing and Settlement Plan) as the settlement component of our integrated distribution and settlement service for the non-airline travel market. In October 2003, IATA terminated the agreement by disputing our compliance and contending that the agreement was terminated. We believe that IATA's actions were a result of a change in direction within the IATA organization. We disputed IATA's termination and attempted to resolve the matter so that we could use IATA's settlement service. As of the present date, our dispute with IATA remains unresolved, and we believe that IATA was unjustified in their termination of our agreement. Subsequent to our dispute with IATA, we evaluated alternative settlement service providers and processes, identified several alternative methods to implement our system, and moved forward with a revised business and system strategy.

Our business strategy is to work closely with the major travel distribution system vendors. On July 19, 2004 we signed an agreement with the European arm of Sabre Travel Network, a business unit of Sabre Holdings, to provide us with access to a worldwide audience of travel suppliers including thousands of hotel and rental car companies. This agreement was consummated after a successful proof of concept connection to the Sabre global distribution system where we performed live hotel bookings.

On August 18, 2004, we signed an agreement with PayPal, Inc., a major financial settlement provider for consumers and businesses selling products and services over the Internet. PayPal will provide the payment mechanism for our integrated booking and settlement service for transactions booked between travel agents and travel suppliers utilizing the Internet and the Sabre global distribution system.

We currently have sufficient access to content through strategic distribution arrangements to launch our business in late 2004. With increased utilization of Internet-based financial settlement technology in our current business plan, we expect rapid expansion of our services in 2005 to travel agencies in the other countries of Western Europe, and in the United States and Canada. We believe Onelink4travel is uniquely positioned without global competitor to facilitate the distribution and financial settlement of pre-paid travel products and services, a service long recognized as needed by the leisure travel market and one, when marketed in partnership with strategic distribution partners, will accelerate their growth and market penetration (and ours) in this extremely large market sector.


Critical accounting policies
----------------------------

A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that the following accounting policies fit this definition.

Going concern

Our financial statements are prepared assuming that we will continue as a going concern. We have incurred losses from operations of $3,981,304 for the six months ended June 30, 2004, and have a working capital deficit of $2,412,349 as of June 30, 2004. We may not be able to meet our financial commitments as presently structured, and will require further funding to ensure the continued development of our products and services. We are confident that we can raise additional funds. We have engaged investment bankers and other appropriate financial advisers and institutions to support this process and are executing a strategy to secure further financing of several million dollars. During the first six months of 2004, we received an aggregate of $796,950 from the sale of convertible notes and $555,547 from the sale of common stock. However, there can be no assurances that subsequent fundraising will be successful. These factors raise substantial doubt about our ability to continue as a going concern.

Notwithstanding these uncertainties, we have concluded that it is appropriate to prepare our financial statements on a going concern basis. Consequently, the financial statements do not include any adjustments that might result from the outcome of these uncertainties, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

Software development costs

Software development designed to interface and link the systems in our service, including external software development, has been capitalized in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. We have also reviewed software development costs for any impairment, and, during 2003, as a result of changes in our business strategy, we wrote off $622,000 of software development costs that we determined to be impaired. We are not aware of any further impairment at June 30, 2004.

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


Results of operations for the three- and six-month periods ended June 30, 2004 compared to the three- and six-month periods ended June 30, 2003
------------------------------------------------------------------------------

We have no revenues or profits for the period since inception, as we are a development stage company.

Sales and marketing
-------------------

Our sales and marketing expenses for the three- and six-month periods ending June 30, 2004 was $99,274 and $287,404, respectively, compared to $113,903 and $253,034 for the comparable periods of 2003. Sales and marketing expense consists primarily of consulting and professional service fees for sales consultants and marketing programs. Consulting expense increased in the current periods due to development of strategic business relationships and to a distribution agreement with Sabre. Payroll expense decreased in the second quarter and six months of 2004 from the comparable periods of 2003 due to termination of three employees in late 2003.

General and administrative
--------------------------

General and administrative expenses for the three- and six-month periods ending June 30, 2004 were $1,368,068 and $3,039,537, respectively, compared to $1,325,238 and $2,732,217 for the comparable period of 2003. General and administrative expense consists primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts include non-cash expense representing the fair value of warrants and shares issued to consultants and professional service providers during the respective periods of 2004. It also includes amortization of the value of common stock issued during the first quarter of 2004 to each of our three directors for their services to the Board for the whole of 2004. Compensation paid to consultants and directors has been reduced following the refined strategy commenced in the fourth quarter of 2003, which has enabled us to reduce our expenditures in the procurement of outside services, and also in marketing and operations.

Depreciation
------------

Depreciation and amortization was $2,479 and $5,792 in the three- and six-month periods ended June 30, 2004, respectively, and $3,000 and $6,000 in the comparative periods in 2003, and is related to computer equipment.

We have incurred $2,076,539 on software development costs since our development activities commenced, of which $180,844 was incurred in the six-month period ended June 30, 2004. These costs have been capitalized. During 2003 we determined that $622,000 of software development costs were impaired due to changes in our strategic direction. We have concluded that there is no further impairment during the three-or six-month periods ended June 30, 2004. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

(Gain) loss on extinguishment of debt - net
-------------------------------------------

During the six-month period ended June 30, 2004, we issued shares of our common stock to settle outstanding loans (see Note 4). A net gain on extinguishment of debt of $271,367 represents the excess of the value of the loans over the fair value of the shares (based on the quoted share price on the date of issue of the shares).

Interest and other income (expense)
-----------------------------------

Interest expense was $636,389 and $924,373 for the three- and six-month periods ended June 30, 2004, respectively, and includes $166,027 and $193,610, respectively, of interest incurred on convertible loans, together with note discounts of $470,362 and $730,763, respectively (see Note 5). Interest for the corresponding periods in 2003 of $8,217 and $16,480 relate primarily to interest incurred on convertible loans. Note discounts were $3,367 in the three-and six-month periods of 2003.

Net loss
--------

Our net loss was $1,848,455 and $3,981,304 for the three- and six-month periods ended June 30, 2004, respectively, compared to $1,704,698 and $3,262,071 during the corresponding periods in 2003.

Liquidity and capital resources
-------------------------------

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2004. We have raised $7.3 million in equity and debt financing and converted $6.8 million in trade payables to equity and long term debt in the period from January 2002 through June 2004.

We had cash balances of $29,075 at June 30, 2004. In the six months ended June 30, 2004, we received an aggregate of $805,000 from the sale of convertible notes and warrants. The convertible notes are payable, with interest at 6% per annum, on February 28, 2005, or upon closing of a sale of our securities in which we receive proceeds of $5 million or greater. Upon closing of such a transaction, the holders may also convert the notes into shares of our common stock at the transaction's offering price. Should we close an interim financing in which we receive proceeds of $2 million but less than $5 million, the note holders may convert the notes into shares of our common stock at the offering price of that transaction. If at maturity the $5,000,000 financing has not occurred and the option holders have not converted their notes, the notes may be converted into our common stock at $0.50 per share. In conjunction with the notes, we issued warrants to purchase an aggregate of 796,950 shares of our common stock at $0.50 per share through December 31, 2006.

In the six months ended June 30, 2004, we also received $555,547 from the sale of our common stock. We believe that we will need approximately $4.0 million to complete the roll out of our service, and reach a break-even cash flow level in our operations. We may also seek additional capital to finance acquisitions that are complimentary to our business. Based upon our assessment of the market for our service and anticipated revenue and expenses, our business is not expected to break even until late 2005. Our plans are dependent upon obtaining additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be adversely affected. There is no assurance that we will be successful in raising this additional capital. These factors raise substantial doubt about our ability to continue as a going concern.

We are actively seeking equity financing and in August 2003 retained investment banker Presidio Merchant Partners of San Francisco to represent us. Presidio assisted with the 2004 funding received by the Company. We have also continued to receive support from private and corporate investors, and from service providers who are willing to receive shares in lieu of cash fees. We intend to continue to take advantage of opportunities to pay for services with shares of our common stock to conserve cash. As a result of a refined strategy that we commenced in the fourth quarter of 2003, we were able to reduce our expenditures in marketing, operations and procurement of outside services. In addition, we have reduced the planned expenditure on software development.

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


                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

During the six months ended June 30, 2004, the Company sold 768,468 shares of common stock and received net proceeds of $555,547 based upon a discount to the market price of common stock on the respective dates of sale. These sales were made pursuant to Regulation S and were exempt from registration. The Company also issued an aggregate of 2,087,500 shares for services rendered and deferred of $2,093,397. In addition, 751,507 shares were issued on conversion of convertible notes of $808,874, net of gain on extinguishment of debt, and 60,000 shares were issued in satisfaction of liabilities. The Company relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.

The Company also received $805,000 from the sale of convertible notes and warrants. The notes are convertible at the option of the holders into shares of common stock at variable conversion rates as described in "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" in Part I, Item 2 of this Report. The warrants are exercisable at the option of the holders into an aggregate of 796,950 shares of common stock at $0.50 per share through December 31, 2006. The Company relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.

The Company also issued 1,215,000 warrants to consultants and vendors in compensation for services, and 87,500 warrants to investors in conjunction with sale of stock for the six-months ended June 30, 2004. The warrants are excisable for three years. The consultant and vendor warrants are exercisable at $1.00 and the investor warrants are exercisable at $0.75.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed in connection with this Report:

      No.      Description
      ---      -----------

      31.1     CEO Certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

      31.2     CFO Certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

      32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended June 30, 2004. On May 5, 2004, the Company filed a report on Form 8-K under Item 5 reporting its news release attached to the Report noting that John Herzog had agreed to serve on its Board of Directors.

     Subsequent to June 30, 2004, the Company filed two reports on Form 8-K. On July 26, 2004, the Company filed a report on Form 8-K under Item 5 reporting its news release attached to the Report noting the signing of a distribution agreement with Sabre Travel Network.

     On August 6, 2004, the Company filed a report on Form 8-K under Item 4 reporting a change in certifying accountant.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 26, 2004 by the undersigned, thereunto duly authorized.

                                          ONE LINK 4 TRAVEL, INC


                                          /s/ F.W. Guerin
                                          ---------------
                                          F. W. Guerin
                                          President, Chief Executive Officer and
                                          Chief Financial Officer