Form 10QSB
period 2004-09-30
ONE LINK 4 TRAVEL INC
filed 2004-11-15
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended: September 30, 2004


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

The Company had 23,704,151 shares of common stock outstanding as of November 5, 2004.

Transitional Small Business Disclosure Format (check one):  [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL INFORMATION


        Consolidated Condensed Balance Sheets - September 30, 2004 (unaudited)
            and December 31, 2003.........................................   3
        Consolidated Condensed Statement of Operations for the three- and nine-month periods ended September 30, 2004 and 2003 and from
            inception through September 30, 2004 (unaudited)..............   4
        Consolidated Condensed Statement of Stockholders' Deficit from
            inception through September 30, 2004 (unaudited)..............   5
        Consolidated Condensed Statement of Cash Flows for the nine-month periods ended September 30, 2004 and 2003 and from inception through September 30, 2004 (unaudited).........................  6
        Notes to Unaudited Consolidated Condensed Financial Statements ..    7

Item 2. Management's Discussion and Analysis or Plan of Operation .......   12

Item 3. Controls and Procedures .........................................   16


PART II - OTHER INFORMATION .............................................   17


Item 2. Unregistered Sales of Securities and Use of Proceeds.............   17

Item 6. Exhibits.........................................................   17


Signatures ..............................................................   18

                         ONE LINK 4 TRAVEL, INC.
                      (a development stage company)
                  CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                September 30, 2004
                                                                   (unaudited)
                                                                 ----------------
ASSETS
Cash                                                             $          8,923
Accounts receivable                                                            83
Prepaid expenses and other current assets                                 290,000
                                                                 ----------------
Total current assets                                                      299,006
                                                                 ----------------

Fixed assets (net of $36,481 accumulated                                   15,950
depreciation as of September 30, 2004)
Software development costs                                              1,442,362
                                                                 ----------------
Total other assets                                                      1,458,312
                                                                 ----------------

Total assets                                                            1,757,318
                                                                 ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses                                     891,129
Related party payables                                                     68,501
Note payable                                                              100,000
Convertible notes (net of $264,073 discount
balance at September 30, 2004)                                          1,516,928
Convertible notes - related parties (net of $19,814 discount
balance at September 30, 2004)                                            331,036
Common stock paid for but unissued                                        245,000
                                                                 ----------------
Total current liabilities                                               3,152,594
                                                                 ----------------

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding                                                --
Common stock, $0.001 par value, 100,000,000 shares authorized
Issued and outstanding shares: 23,704,151 as of
September 30, 2004                                                         23,704
Additional paid-in capital                                             14,918,525
Common stock receivable ($0.001 par value, 182,600
shares issued at $1.00)                                                  (182,600)
Deferred stock-based compensation                                        (136,975)
Deficit accumulated during the development stage                      (16,017,930)
                                                                 ----------------
Total stockholders' deficit                                            (1,395,276)
                                                                 ----------------

Total liabilities and stockholders' deficit                      $      1,757,318
                                                                 ================

------------
The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                               Accumulated from
                                                                                                               November 6, 2000
                                          Three months ended September 30,  Nine months ended September 30,   (date of inception)
                                               2004              2003           2004               2003       to September 30, 2004
                                          -------------      ------------   ------------      -------------  ----------------------
Sales                                      $         --      $         --   $         --      $         --      $             --
Cost of sales                                        --                --             --                --                    --
                                           ------------      ------------   ------------      ------------      ----------------

Gross profit                                         --                --             --                --                    --

Operating expenses
Sales and marketing expenses                     84,277           139,874        371,681           392,908             1,622,930
General and administrative expenses             453,417         1,633,123      3,492,954         4,365,341            12,544,775
Depreciation and amortization                     3,527             3,000          9,319             9,000                35,595
(Gain) loss on extinguishment of debt-net           851            84,760       (270,516)          339,100                37,767
                                           ------------      ------------   ------------      ------------      ----------------

Total operating expenses                        542,072         1,860,757      3,603,438         5,106,349            14,241,067
                                           ------------      ------------   ------------      ------------      ----------------

Loss from operations                           (542,072)       (1,860,757)    (3,603,438)       (5,106,349)          (14,241,067)

Other income (expense), net                      47,854                --         52,289                --                52,289
Interest expense, net                          (170,226)          (70,770)    (1,094,599)          (87,249)           (1,829,152)
                                           ------------      ------------   ------------      ------------      ----------------

Net loss                                   $   (664,444)     $ (1,931,527)  $ (4,645,748)     $ (5,193,598)     $    (16,017,930)
                                           ============      ============   ============      ============      ================

Loss per share basic and diluted           $      (0.03)     $      (0.11)  $      (0.20)     $      (0.29)

-----------





The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements


                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      INCEPTION THROUGH SEPTEMBER 30, 2004


                                                                                   Additional    Common
                                                                 Common stock        paid in     Stock
                                                           No of shares   Amount     capital   receivable
                                                           -----------------------------------------------
Balance, at inception (November 6, 2000)                             -        -            -         -

Issuance of common stock                                             2        3            -
                                                           -----------------------------------------------

Balance, December 31, 2001                                           2        3            -         -
                                                           -----------------------------------------------

Issuance of common stock prior to reverse
 takeover transactions                                          26,370   40,346      529,126
Recapitalization pursuant to reverse takeover transaction   13,972,728  (26,349)      26,349
Issuance of common stock                                        30,000       30       29,970
Issuance of common stock on conversion of loans                745,185      744      551,157
Issuance of common stock for services                          638,000      638      637,362
Issuance of common stock in satisfaction of liabilities      1,093,204    1,093    1,092,111
Beneficial conversion feature                                        -        -      328,766
Issuance of warrants                                                 -        -      130,000
Common stock paid for but not issued                           260,000      260      259,740
Net loss                                                             -        -            -
                                                           -----------------------------------------------

Balance,  December 31, 2002                                 16,765,489   16,765    3,584,581         -
                                                           -----------------------------------------------

Issuance of common stock                                     1,007,877    1,008    1,080,764
Issuance of common stock on conversion of loans                224,595      225      620,432
Issuance of common stock for services                        2,016,000    2,016    1,967,714
Issuance of common stock in satisfaction of liabilities        384,715      385      348,968
Issuance of common stock in connection with the
conversion of accounts payable to convertible loans             50,000       50       75,950
Cancellation of common stock                                  (912,000)    (912)          12
Beneficial conversion feature                                                      1,060,238
Proceeds of convertible debt with detachable warrants                                 65,352
Issuance of warrants                                                               1,277,944
Stock issued upon exercise of warrants                         500,000      500      499,500
Share capital issued but unpaid                                                               (257,600)
Net loss
                                                           -----------------------------------------------

Balance, December 31, 2003                                  20,036,676   20,037   10,581,455  (257,600)
                                                           -----------------------------------------------

Issuance of common stock                                       393,133      393      327,653
Issuance of common stock on conversion of loans                596,400      596      636,478
Issuance of common stock for services                        1,696,500    1,697    2,082,500
Beneficial conversion feature                                                        214,830
Issuance of warrants                                                                 360,832
Net loss
                                                           -----------------------------------------------

Balance, March 31, 2004 (unaudited)                         22,722,709   22,723   14,203,747  (257,600)
                                                           -----------------------------------------------

Issuance of common stock                                       375,335      375      227,126
Issuance of common stock on conversion of loans                215,107      215      182,626
Issuance of common stock for services                          391,000      391      282,759
Deferred stock-based compensation
Beneficial conversion feature                                                         15,538
Issuance of warrants                                                                   9,212
Net loss
                                                           -----------------------------------------------

Balance, June 30, 2004 (unaudited)                          23,704,151   23,704   14,921,008  (257,600)
                                                           ===============================================

Issuance of common stock for services                                                 65,206
Deferred stock based compensation
Issuance of warrants                                                                   7,311
Share capital issued but unpaid                                                      (75,000)   75,000
Net loss
                                                           -----------------------------------------------

Balance, September 30, 2004 (unaudited)                     23,704,151   23,704   14,918,525  (182,600)
                                                            ==============================================




                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      INCEPTION THROUGH SEPTEMBER 30, 2004
                                  (continued)


                                                           Deferred                     Total
                                                          stock-based  Accumulated
                                                          compensation   deficit
                                                          ------------------------------------
Balance, at inception (November 6, 2000)                         -             -           -

Issuance of common stock                                                                   3
                                                          ------------------------------------

Balance, December 31, 2001                                       -             -           3
                                                          ------------------------------------

Issuance of common stock prior to reverse
 takeover transactions                                                               569,472
Recapitalization pursuant to reverse takeover transaction                                  -
Issuance of common stock                                                              30,000
Issuance of common stock on conversion of loans                                      551,901
Issuance of common stock for services                                                638,000
Issuance of common stock in satisfaction of liabilities                            1,093,204
Beneficial conversion feature                                                        328,766
Issuance of warrants                                                                 130,000
Common stock paid for but not issued                                                 260,000
Net loss                                                              (4,194,406) (4,194,406)
                                                          ------------------------------------

Balance,  December 31, 2002                                      -    (4,194,406)   (593,060)
                                                          ------------------------------------

Issuance of common stock                                                           1,081,772
Issuance of common stock on conversion of loans                                      620,657
Issuance of common stock for services                                              1,969,730
Issuance of common stock in satisfaction of liabilities                              349,353
Issuance of common stock in connection with the
conversion of accounts payable to convetible loans                                    76,000
Cancellation of common stock                                                            (900)
Beneficial conversion feature                                                      1,060,238
Proceeds of convertible debt with detachable warrants                                 65,352
Issuance of warrants                                                               1,277,944
Stock issued upon exercise of warrants                                               500,000
Share capital issued but unpaid                                                     (257,600)
Net loss                                                              (7,177,776) (7,177,776)
                                                          ------------------------------------

Balance, December 31, 2003                                       -   (11,372,182) (1,028,290)
                                                          ------------------------------------

Issuance of common stock                                                             328,046
Issuance of common stock on conversion of loans                                      637,074
Issuance of common stock for services                                              2,084,196
Beneficial conversion feature                                                        214,830
Issuance of warrants                                                                 360,832
Net loss                                                              (2,132,849) (2,132,849)
                                                          ------------------------------------

Balance, March 31, 2004 (unaudited)                              -   (13,505,031)    463,839
                                                          ------------------------------------

Issuance of common stock                                                             227,501
Issuance of common stock on conversion of loans                                      182,841
Issuance of common stock for services                                                283,150
Deferred stock-based compensation                         (273,950)                 (273,950)
Beneficial conversion feature                                                         15,538
Issuance of warrants                                                                   9,212
Net loss                                                              (1,848,455) (1,848,455)
                                                          ------------------------------------

Balance, June 30, 2004 (unaudited)                        (273,950)  (15,353,486)   (940,324)
                                                          ====================================

Issuance of common stock for services                                                 65,206
Deferred stock based compensation                          136,975                   136,975
Issuance of warrants                                                                   7,311
Share capital issued but unpaid                                                            -
Net loss                                                                (664,444)   (664,444)
                                                          ------------------------------------

Balance, September 30, 2004 (unaudited)                   (136,975)  (16,017,930) (1,395,276)
                                                          ====================================
-----------

The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements





                                       5


                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                                                            Accumulated
                                                                                          from November 6,
                                                                                           2000 (date of
                                                                                           inception) to
                                                            Nine months ended September 30, September 30,
                                                                2004              2003          2004
                                                            ------------    -------------   -------------
Cash flows from operating activities:

Net loss                                                    $ (4,645,748)   $ (5,193,598)   $(16,017,930)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                    9,755           9,000          36,031
  Impairment of software development costs                            --              --         622,000
  Issuance of common stock for services                        2,432,553       1,499,115       5,040,283
  Issuance of warrants for services                              116,832       1,217,000       1,524,776
  Amortization of note discounts                                 922,555          34,339       1,510,398
  Gain (loss) on extinguishment of debt                         (271,367)        339,100          (2,110)
  Issuance of shares in satisfaction of liabilities               60,000         163,000       1,502,557
  Issuance of shares in connection with
  conversion of accounts payable to convertible loans                 --         152,000          76,000
  Change in current assets and liabilities:
    Accounts receivable, net                                     335,381        (415,747)            (83)
    Prepaid expenses and other assets                            (73,370)        (45,696)       (290,000)
    Accounts payable                                            (215,662)        939,691       2,513,641
    Accrued liabilities                                           (2,000)             --          (2,000)
    Other current liabilities                                         --          44,304           2,000
                                                            ------------    ------------    ------------
Net cash used in operating activities                         (1,331,071)     (1,257,492)     (3,484,437)
                                                            ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                              (7,989)         (2,916)        (51,980)
  Software development costs                                    (168,668)       (382,600)     (1,452,654)
                                                            ------------    ------------    ------------
Net cash used by investing activities                           (176,657)       (385,516)     (1,504,634)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from convertible notes                                796,950          85,727       2,597,634
  Proceeds from issuance of warrants                              15,361          14,273          80,713
  Proceeds from loans                                                 --          15,000          15,000
  Proceeds from loans from executive officers (net)                   --         (12,246)             --
  Proceeds from issuance of common stock                         480,547       1,465,771       2,109,919
  Common stock paid for but unissued                             245,000              --         245,000
  Common stock receivable                                         75,000              --        (182,600)
  Stock issued upon exercise of warrants                              --              --         242,400
  Repayment of notes and convertible notes                      (110,072)             --        (110,072)
                                                            ------------    ------------    ------------
Net cash provided by financing activities                      1,502,786       1,568,525       4,997,994
                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents              (4,942)        (74,483)          8,923
Cash and cash equivalents at beginning of period                  13,865         110,170              --
                                                            ------------    ------------    ------------

Cash and cash equivalents at end of period                  $      8,923    $     35,687    $      8,923
                                                            ============    ============    ============


Supplemental disclosures of cash flow information:
  Cash paid for interest                                    $         --    $         --    $         --
                                                            ============    ============    ============

Supplemental disclosures of non-cash investing &
financing activities:
  Conversion of accounts payable into convertible notes     $         --    $  1,938,259    $  1,999,911
                                                            ============    ============    ============
  Conversion of convertible notes to equity                 $    808,874    $         --    $    808,874
                                                            ============    ============    ============
  Issuance of common stock in satisfaction of liabilities   $     60,000    $         --    $  1,502,557
                                                            ============    ============    ============
  Issuance of common stock for services                     $  2,432,553    $         --    $  5,040,283
                                                            ============    ============    ============

------------
The accompanying Notes form an integral part of these Consolidated Condensed Financial Statements

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

2. Going Concern

The Company's financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of $4,645,748 for the nine months ended September 30, 2004, and has a working capital deficit of $2,853,588 as of September 30, 2004. The Company may not be able to meet its financial commitments as presently structured, and will require further funding to ensure the continued development of its products and services. The Company is confident that it can raise additional funds. The Company has engaged investment bankers and other appropriate financial advisers and institutions to support this process and is executing a strategy to secure further financing of several million dollars. During the first nine months of 2004, the Company received an aggregate of $796,950 from the sale of convertible notes, $555,547 from the sale of common stock, and $245,000 from the sale of common stock that has been paid but not issued. However, there can be no assurances that subsequent fundraising will be successful. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

3. Significant Accounting Policies

Stock Options and Warrants

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards, ("SFAS") No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options and warrants and does not recognize compensation expense other than for restricted stock, options and warrants issued to outside third parties for services. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for warrants consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the nine months ended September 30, 2004 and 2003:

                                             Nine months ended September 30,
                                             2004                     2003
                                             ----                     ----

Net loss as reported                           $4,645,748           $5,193,598
Pro forma expense                                 209,138                   --
                                            --------------       --------------

Pro forma net loss                             $4,854,886           $5,193,598
                                            ==============       ==============

Loss per share basic and diluted
 As reported                                   $    (0.20)          $   (0.29)
 Pro forma                                     $    (0.20)          $   (0.29)

The fair value of warrants granted was estimated at the date of grant using the Black-Scholes option pricing model and a risk-free interest rate of 3.6%, dividend yield of 0%, volatility of 110% to 210% and an expected life of the warrants of 3 years. There were 275,000 warrants issued during the nine months ended September 30, 2004 in conjunction with common stock purchased but not yet issued and 125,000 warrants issued in conjunction with sale of stock. As of September 30, 2004, there are 2,803,950 warrants outstanding with an average exercise price $0.85.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options and warrants.


4. Note Payable and Convertible Notes

                                                      eptember 30,  December 31,
                                                          2004         2003
                                                       ----------   ----------
Note payable - current                                $  100,000   $  104,296
                                                       ==========   ==========

Total convertible notes:                                1,847,964    1,502,226
  Less: convertible notes - current                     1,516,928       65,590
  Less: convertible notes - current - related party       331,036           --
                                                       ----------   ----------
Convertible notes - long-term                          $       --   $1,436,636
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

On September 29, 2003, the Company agreed with a number of its creditors to convert $1,982,115 in amounts due to them into unsecured convertible notes at a rate of $1 of convertible note for each $1 owed. There was no substantial modification to the terms of the original debt as defined by Emerging Issues Task Force 96-19, ("Debtor's Accounting for a Modification or Exchange of Debt Instruments") and consequently no gain or loss was recorded on the conversion of the amounts payable. The notes bear interest at 5%, are convertible upon certain terms and conditions at a rate of $1.00 per share into 1,982,115 shares of common stock, and mature on January 31, 2005. Should the Company complete a financing of $3 million or greater prior to conversion, the notes may be converted, at the option of the note holder, at a conversion price equal to the price of the financing. In accordance with the requirements of Emerging Issues Task Force 98-5, the conversion feature of the loan notes was determined to be beneficial in the amount of $1,039,767, which is included in additional paid in capital and is being accounted for as a debt discount amortized as interest expense over the period of the notes. During the nine months ending September 30, 2004, the Company repaid $105,776 of the notes and $808,874, net of gain on extinguishment of debt, was satisfied by the issuance of common stock. Upon repayment or conversion, the balance of note discounts for the repaid or converted notes was charged to the income statement as interest expense.

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


5. Interest Expense

                                        Three months ended September 30,  Nine months ended September 30,
                                            2004               2003            2004            2003
                                            ----               ----            ----            ----
Interest expense/(income)                $ (21,566)          $ 39,798     $   172,044       $ 52,910
Amortization of debt discount              191,792             30,972         922,555         34,339
                                          --------           --------     -----------       --------
                                         $ 170,226           $ 70,770     $ 1,094,599       $ 87,249
                                          --------           --------        --------       --------

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and/or a beneficial conversion feature (see Note 4). Interest expense on debt instruments is accrued and charged to the income statement as incurred, but generally is not paid until maturity. During the three- and nine-month periods ended September 30, 2004, $(21,566) and $172,044, respectively, of interest (income) expense was accrued and charged to the income statement, and $191,792 and $922,555 of debt discounts were amortized to the income statement as interest expense. No cash payments of interest were made during the respective periods.

6. Comprehensive income

The Company conducts its business primarily in the currencies of the United States and the United Kingdom. The Company occasionally incurs non-operating gains and losses related to currency fluctuations that are reported as comprehensive income or loss. Historically, comprehensive income or loss has been minimal and is included in accumulated deficit.

7. Related Party Transactions

Convertible notes outstanding at September 30, 2004 and December 31, 2003 include $14,250 and $82,000, respectively, due to a company in which a member of the Company's

Board of Directors is a manager. Convertible notes at December 31, 2003 also include $120,000 due to a company in which the Company's Chief Executive Officer is a manager. This note was converted to equity during the second quarter of 2004. Convertible notes, net of discounts and notes payable at September 30, 2004 include $431,036 due to members of the Company's Board of Directors.

8. Recently Issued Accounting Pronouncements

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

In December 2003, the FASB issued a revised SFAS, No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

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

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

The world's airlines today have two successful global financial settlement systems that settled airline ticket sales of approximately $220 billion in 2002. However, despite their undoubted success, due to a combination of technical, commercial and political circumstances, these settlement services have been largely restricted to airline ticket sales. To date, no such system or service has been available on a similar global basis for the larger travel market opportunity that exists with suppliers of car rental, rail travel, hotel accommodation, cruise travel, ferries, events, attractions and tour operators.

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

We currently have sufficient access to content through strategic distribution arrangements to launch our business. With increased utilization of Internet-based financial settlement technology in our current business plan, we expect rapid adoption of our services in 2005 by travel agencies in Western Europe, the United States and Canada. We believe Onelink4travel is uniquely positioned without global competitor to facilitate the distribution and financial settlement of pre-paid travel products and services, a service long recognized as needed by the leisure travel market and one, when marketed in partnership with strategic distribution partners, will accelerate their growth and market penetration (and ours) in this extremely large market sector.


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

Going concern

Our financial statements are prepared assuming that we will continue as a going concern. We have incurred losses from operations of $4,645,748 for the nine months ended September 30, 2004, and have a working capital deficit of $2,853,588 as of September 30, 2004. We may not be able to meet our financial commitments as presently structured, and will require further funding to ensure the continued development of our products and services. We are confident that we can raise additional funds. We have engaged investment bankers and other appropriate financial advisers and institutions to support this process and are executing a strategy to secure further financing of several million dollars. During the first nine months of 2004, we received an aggregate of $796,950 from the sale of convertible notes, $555,547 from the sale of common stock, and $245,000 from the sale of common stock that has not yet been issued. However, there can be no assurances that subsequent fundraising will be successful. These factors raise substantial doubt about our ability to continue as a going concern.

Notwithstanding these uncertainties, we have concluded that it is appropriate to prepare our financial statements on a going concern basis. Consequently, the financial statements do not include any adjustments that might result from the outcome of these uncertainties, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

Software development costs

Software development designed to interface and link the systems in our service, including external software development, has been capitalized in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. We have also reviewed software development costs for any impairment, and, during 2003, as a result of changes in our business strategy, we wrote off $622,000 of software development costs that we determined to be impaired. We are not aware of any further impairment at September 30, 2004.

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


Results of operations for the three- and nine-month periods ended September 30, 2004 compared to the three- and nine-month periods ended June 30, 2003
------------------------------------------------------------------------------

We have no revenues or profits for the period since inception, as we are a development stage company.

Sales and marketing
-------------------

Our sales and marketing expenses for the three- and nine-month periods ending September 30, 2004 was $84,277 and $371,681, respectively, compared to $139,874 and $392,908 for the comparable periods of 2003. Sales and marketing expense consists primarily of consulting and professional service fees for sales consultants and marketing programs. Payroll expense decreased in the third quarter and nine months of 2004 from the comparable periods of 2003 due to termination of three employees in late 2003.

General and administrative
--------------------------

General and administrative expenses for the three- and nine-month periods ending September 30, 2004 were $453,417 and $3,492,954, respectively, compared to $1,633,123 and $4,365,341 for the comparable period of 2003. General and administrative expense consists primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts include non-cash expense representing the fair value of warrants and shares issued to consultants and professional service providers during the respective periods of 2004. It also includes amortization of the value of common stock issued during the first quarter of 2004 to each of our directors for their services to the Board for the whole of 2004. General and administrative expenses were reduced during the third quarter of 2004 due to a revision in management's estimate of expenses payable in the United Kingdom after our accounting function was transferred to the United States. Compensation paid to consultants and directors has been reduced following the refined strategy commenced in the fourth quarter of 2003, which has enabled us to reduce our expenditures in the procurement of outside services, and also in marketing and operations.

Depreciation
------------

Depreciation and amortization was $3,527 and $9,319 in the three- and nine-month periods ended September 30, 2004, respectively, and $3,000 and $9,000 in the comparative periods in 2003, and is related to computer equipment.

We have incurred $2,064,362 on software development costs since our development activities commenced, of which $168,668 was incurred in the nine-month period ended September 30, 2004. These costs have been capitalized. During 2003 we determined that $622,000 of software development costs were impaired due to changes in our strategic direction. We have concluded that there is no further impairment during the three-or nine-month periods ended September 30, 2004. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

(Gain) loss on extinguishment of debt - net
-------------------------------------------

During the nine-month period ended September 30, 2004, we issued shares of our common stock to settle outstanding loans (see Note 4). A net gain on extinguishment of debt of $270,516 represents the excess of the value of the loans over the fair value of the shares (based on the quoted share price on the date of issue of the shares).

Interest and other income (expense)
-----------------------------------

Interest expense was $170,226 and $1,094,599 for the three- and nine-month periods ended September 30, 2004, respectively, and includes $(21,566) income net, and $172,044 expense incurred on convertible loans, together with note discounts of $191,792 and $922,555, respectively (see Note 5). Interest for the corresponding periods in 2003 of $70,770 and $87,249 relate to interest incurred on accounts payable and convertible loans. Note discounts were $30,972 and $34,339, respectively in the three-and nine-month periods of 2003.

Net loss
--------

Our net loss was $664,444 and $4,645,748 for the three- and nine-month periods ended September 30, 2004, respectively, compared to $1,931,527 and $5,193,598 during the corresponding periods in 2003.

Liquidity and capital resources
-------------------------------

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2004. We have raised $7.6 million in equity and debt financing. We have converted $6.8 million in trade payables to equity and long term debt in the period from January 2002 through September 2004.

We had cash balances of $8,923 at September 30, 2004. In the nine months ended September 30, 2004, we received an aggregate of $805,000 from the sale of convertible notes and warrants. The convertible notes are payable, with interest at 6% per annum, on February 28, 2005, or upon closing of a sale of our securities in which we receive proceeds of $5 million or greater. Upon closing of such a transaction, the holders may also convert the notes into shares of our common stock at the transaction's offering price. Should we close an interim financing in which we receive proceeds of $2 million but less than $5 million, the note holders may convert the notes into shares of our common stock at the offering price of that transaction. If at maturity the $5,000,000 financing has not occurred and the option holders have not converted their notes, the notes may be converted into our common stock at $0.50 per share. In conjunction with the notes, we issued warrants to purchase an aggregate of 796,950 shares of our common stock at $0.50 per share through December 31, 2006.

In the nine months ended September 30, 2004, we also received $555,547 from the sale of our common stock and $245,000 from the sale of common stock that has not yet been issued. At September 30, 2004, we had $1,848,000 of convertible notes due within one year. We are hopeful that these notes will be converted into our common stock by the holders. We believe that we will need approximately $4.0 million (assuming full conversion of the outstanding convertible notes) to complete the roll out of our service, and reach a break-even cash flow level in our operations. We may also seek additional capital to finance acquisitions that are complimentary to our business. Based upon our assessment of the market for our service and anticipated revenue and expenses, our business is not expected to break even until late 2005. Our plans are dependent upon obtaining additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be adversely affected. There is no assurance that we will be successful in raising this additional capital or that the convertible notes will be converted into equity. These factors raise substantial doubt about our ability to continue as a going concern.

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


                           PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2004, the Company sold 768,468 shares of common stock and received net proceeds of $555,547 based upon a discount to the market price of common stock on the respective dates of sale. The company also received $245,000 for common stock that has not yet been issued. In conjunction with the sale of stock, the Company issued 337,500 warrants exercisable for three years at prices ranging from $0.50 to $0.75. The Company also issued an aggregate of 2,087,500 shares for services rendered and deferred of $2,432,553. In addition, 751,507 shares were issued on conversion of convertible notes of $808,874, net of gain on extinguishment of debt, and 60,000 shares were issued in satisfaction of liabilities. The Company relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.

The Company also received $805,000 from the sale of convertible notes and warrants for the nine months ended September 30, 2004. The notes are convertible at the option of the holders into shares of common stock at variable conversion rates as described in "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources" in Part I, Item 2 of this Report. The warrants related to the convertible notes are exercisable at the option of the holders into an aggregate of 796,950 shares of common stock at $0.50 per share through December 31, 2006. The Company relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.


The Company also issued 1,215,000 warrants to consultants and vendors in compensation for services for the nine-months ended September 30, 2004. The warrants are excisable until May 7, 2007 at $1.00.

ITEM 6.  EXHIBITS

Exhibits

     The following exhibits are filed in connection with this Report:

      No.      Description
      ---      -----------

      31.1     CEO Certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

      31.2     CFO Certification pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

      32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 15, 2004 by the undersigned, thereunto duly authorized.

                                          ONE LINK 4 TRAVEL, INC


                                          /s/ F.W. Guerin
                                          ---------------
                                          F. W. Guerin
                                          President, Chief Executive Officer and
                                          Chief Financial Officer