Form 10KSB
period 2004-12-31
ONE LINK 4 TRAVEL INC
filed 2005-04-15
CIK 1166161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

[   ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File No. 0-50044

ONE LINK 4 TRAVEL, INC
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	43-1941213 (I.R.S. Employer Identification Number)

One Market Plaza
Spear Tower, 36th Floor
San Francisco, CA 94105
(415) 293-8277
(Address and telephone number of principal executive offices)

Securities registered under Section 12 (b) of the Exchange Act: None

        Securities registered under Section 12 (g) of the Exchange Act: Common stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed within Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the common stock held by non-affiliates of the issuer as of April 5, 2005 was $18,194,616.

The number of registrant’s shares of common stock outstanding as of April 5, 2005 was 26,224,921.

Transitional Small Business Disclosure Format (check one):         [   ] Yes   [ X ] No

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as part hereof.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

One Link 4 Travel, Inc. (“we,” “our” and the “Company”) is a transaction processing business that is planning to launch the first integrated booking and financial settlement service for the global non-airline travel industry in 2005 with its key suppliers, Sabre Travel Network and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, we expect to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. Our revenue will be earned from transaction fees paid by travel suppliers.

The Company

We were organized in Delaware on September 7, 2001 and operated as BSP ONElink, Inc. from September 10, 2002. We changed our name to One Link 4 Travel, Inc. in January 2004. On September 12, 2002, we acquired FS2 Limited, a company registered in the United Kingdom, which is now named Onelink4travel Limited and is a wholly owned subsidiary of One Link 4 Travel, Inc.

During early 2004 we integrated into our system a proprietary system for small hotel and independent accommodation providers, and also successfully integrated our system with the Sabre Global Distribution System and performed a successful proof of concept where we performed live hotel bookings. Subsequently, on July 19, 2004, we signed an agreement with the European arm of Sabre Travel Network (“Sabre”), a business unit of Sabre Holdings, to provide us with access to their worldwide audience of travel suppliers including thousands of hotel and rental car companies.

We contracted with a global financial services provider to support our requirements in 45 countries. On August 18, 2004, we signed an agreement with eBay, Inc. subsidiary, PayPal, Inc. (“PayPal”), a global financial services provider for consumers and businesses selling products and services over the Internet. PayPal will provide the payment mechanism for our integrated booking and settlement service for transactions booked between travel agents and travel suppliers utilizing the Internet and the Sabre global distribution system. Additionally, on March 10, 2005, we signed processing, product integration and referral agreements with PayPal. The agreements, among other provisions, authorize us to offer PayPal as a payment option to travel agencies and travel industry providers located in the U.S. and Canada. With these new agreements, we expanded our commitment to PayPal as our primary payment mechanism for roll-out of our services, adding the U.S. and Canadian markets to the UK and Ireland.

On April 1, 2005 we signed an agreement to acquire Reservation Center, Inc. (“RCI”) a 30 year old travel agency consortia (buying group) and 24/7 reservation center service, with 15,000 hotel and 22,000 travel agent clients, in order to leverage existing contracts with RCI’s travel agents, hotels and a number of travel industry relationships for the launch of our transaction processing service. With two synergistic businesses units, RCI provides reservation center services on behalf of travel agency clients handling problems that its travelers may have, and handling after hours and overflow calls for travel arrangements. RCI also provides structured marketing programs for hotels that are targeted specifically to the travel agency channel. Revenues accrue from fees paid by hotel companies for participation in their annual “hotel book”, (a paper, CD and web site based directory), advertising and promotional programs, and from transaction fees for bookings through the RCI hotel portal. Additionally, RCI receives services revenue paid by travel agencies for its 24/7 call center services.

On April 8, 2005 we closed an agreement to acquire The Call Center LLC (“TCC”), www.thecallcenterllc.com, a marketing services company providing tele-marketing, customer service, payment collection and marketing survey services for major US corporate clients. Its new state-of-the-art multi-lingual call center with 200 operators in Reno, Nevada completes over two million connections per month with customers of mobile phone company T-Mobile, and other corporate clients. The call center provides us with a substantial sales and marketing capability that can directly reach travel buyers, (consumers and travel agencies), and travel suppliers on a global scale.

We raised $1,050,000 in April 2005 from the sale of convertible notes and warrants to provide funding for the TCC and RCI acquisition costs, for roll-out of our transaction process service and for working capital. We plan to roll-out our service in 2005.

Our corporate headquarters office is located at One Market Plaza, San Francisco, California, and our operations are located in Reading, United Kingdom. Our web site is located at www.onelink4travel.com.

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

The Onelink4travel service can connect the host reservation systems of travel suppliers with travel agencies via the Internet and proprietary networks around the world. Onelink4travel will use available transaction processing and financial systems to collect monies from travel agents in their local currencies and to effect payments to suppliers and in suppliers’ local currencies. In short, Onelink4travel is designed to streamline the financial settlement process and allow both travel suppliers and local travel agencies to gain access to a wider market.

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

Ultimately, Onelink4travel will enable an increase in the number and quality of on-line bookings made through global retail travel channels while improving cash flow and reducing distribution costs, ultimately resulting in lower prices for the consumer.

The Opportunity

The Onelink4travel service is designed to solve a significant (and presently un-addressed) problem in the enormous global travel and tourism industry, by facilitating the distribution and financial settlement of pre-paid non-air products through travel agents. The service will target the non-airline travel segments and simulate the existing proven systems used by the airlines, which processed payment for approximately 500 million tickets in 2003, representing $220 billion in transactional value.

Critical to the day-to-day operations of the global travel and tourism market is the ability to effectively execute booking and settlement transactions between travel suppliers and travel agencies. The world’s airlines today have the only two successful and cost effective global financial settlement systems. Airline Reporting Corporation (“ARC”) provides a service in the USA, and Billing and Settlement Plan (“BSP”), which is operated by the International Air Transport Association (“IATA”), operates in a 147 countries outside the USA. To date, no such system or service has been available on a similar global basis for the suppliers of non-air travel services such as car rental, rail travel, hotel accommodation, cruise travel, ferries, events, attractions and tour operators.

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

The Market

According to the World Tourism Organization, the value of the global travel and tourism market in 2001 was $1.9 trillion, down slightly compared to 2000. However, even taking into account recent global socio-economic events, the industry’s long-term growth rate is still estimated to be over 4% per annum. The U.S. tops the list of large international tourism spending countries with a market share of 12.7%, the rest of the world representing the remaining 87.3%. Of the top 15 international tourism spending countries in 2001, nine are in Europe with Germany and the UK ranked two and three behind the U.S.

The Onelink4travel service is designed to facilitate the distribution and financial settlement of pre-paid non-air products through the retail channel. We are targeting specific non-air travel sectors booked by travel agents that we estimate to be approximately $100 billion in 2007. The service connects travel suppliers, many of whom may never have been offered an affordable and integrated distribution and settlement service, with the world’s premier travel agents that book and issue scheduled air tickets as well as the tens of thousands of additional travel agents whose primary focus is on the leisure sector.

Onelink4travel’s target agency market potentially comprises the 26,000 ARC agencies in the USA that are accredited to sell airline tickets, 11,000 agencies in the USA that focus on leisure sales, 55,000 IATA accredited agencies that operate in 147 countries outside the USA, and a further 45,000 leisure focused agencies outside the USA, making a total of 137,000 travel agencies worldwide.

Background

IATA and other providers, such as ARC, have for 30 years provided recognized financial settlement services to airline members and accredited travel agents in the travel industry. Agents can search for and book air tickets through the various Global Distribution Systems (“GDS”) such as Sabre, Galileo, Amadeus and Worldspan. Agents issue the passenger with tickets and take payment in full. Subsequently the airline financial settlement systems effect the settlement between the agent and the airline on which the booking was made. Although such systems have been extended to cover non-air products on an ad hoc and limited basis, the technical and commercial infrastructure of the organizations providing these services has meant that they have not been widely extended to the non-air travel sector. However, we believe that the demand for a similar service for non-air products to that enjoyed by the airlines is widespread.

Today, most non-air travel products are sold through travel agents on a “referral” basis. The agent makes the booking on the customer’s behalf some time in advance, expecting to be paid a commission by the supplier at some point after the booking has been fulfilled. The customer makes payment to the supplier on completion of the booking. This creates problems for both supplier and agent. The booking is not guaranteed as the customer may change the reservation, or may cut short his stay. The supplier has to track agent bookings and calculate commission based on actual stay as opposed to booked stay, thus causing a discrepancy between what the agent expects and what is finally received. The supplier has to physically pay commission to the agent with all of the administrative costs that generates often a small amount in a foreign currency. The agent finally receives payment (if at all) long after he did the work of making the booking. The result is that many agents will only make referral bookings on behalf of regular customers, or where the reservation results in other forms of booking income. Thus agents and suppliers are losing out on potentially large revenue opportunities. With the consumer trend towards customized vacations growing, these lost opportunities are likely to increase. The Onelink4travel service is designed to provide agents and suppliers with the solution to these problems.

We began our company as a result of marketing studies conducted by IATA which we believe showed considerable potential for an offering that provided the travel and tourism industry with a full “surf, look, book” service directly connected to industry fulfillment services. We entered into an operating agreement in June 2002 with IATA and received a license to use the intellectual property in their automated financial solution in return for license and royalty fees. During 2002 and 2003 over $6 million in capital and $4 million in services were invested in developing the Onelink4travel proprietary technology, systems, operations and business processes, and in developing key industry distribution and marketing partners. In early October 2003, as disclosed in a Form 8-K that we filed with the SEC, IATA disputed our compliance with the agreement and contended that the agreement was terminated. We disputed IATA’s termination, and, as a result, we re-evaluated our settlement service providers during late 2003 and 2004. Over the past year we developed relationships and secured contracts with global distribution (Sabre Travel Network) and global payment (PayPal, Inc.) suppliers to enable delivery of our service. We plan to complete the remaining systems integration, testing and roll-out tasks in 2005 to commence operating revenue.

The Onelink4travel System

The Onelink4travel system is a proprietary transaction processing system comprised of four basic features:

1)	A computer portal that agents can access either over the Internet or through third party proprietary IP communications networks, which provides a central user interface and booking engine to search for and book a wide array of non-air travel products.
2)	On-line interfaces to the reservation systems of non-air travel suppliers and distributors, and banks and other financial settlement systems providers. These are XML interfaces adopting OTA (industry) standards.
3)	A central hub system that captures and reports details of every booking made by travel agents on suppliers. It creates the financial settlement instructions for monies to be collected from agents and paid to suppliers and generates the reports that enable suppliers and agents to track bookings and the status of payments.
4)	A proprietary allocation and inventory system that enables Onelink4travel to locally host travel products on behalf of suppliers, such as hotels and guest houses that do not have their own on-line reservation systems. This is particularly relevant for smaller travel service providers who offer a unique local product but historically have been unable to distribute it through travel agents due to a lack of affordable technology.

The Benefits to the Industry

We believe the benefits to travel suppliers and travel agents from use of our service will be substantial. Travel suppliers should receive the benefits of:

•	Improved cash flow through electronic payment

•	Reduced costs by receiving payment in local currency

•	Greater customer satisfaction through improved quality of transaction handling

•	Increased sales through a value added connection to travel agents worldwide

•	New methods to sell existing products

•	Reduced costs of completed bookings.

Travel agents should receive the benefits of:

•	Improved cash flow through electronic payment

•	Improved profits through commission payments in local currency

•	Access to a supply of higher margin travel products

•	Reduced administration and back office costs

•	Increased supply and type of travel product to sell

•	Greater staff productivity and lower transaction costs through electronic booking.

Competition

On a global basis, there is no current competition for Onelink4travel. The entry cost and time to launch for another venture to come into the market and compete globally would be extremely high. However, in certain market segments and geographical areas there are service providers who can provide one or more elements of the Onelink4travel service. Part of the Onelink4travel strategy will be to seek to work with these organizations on a complementary basis, leveraging their existing systems as part of the Onelink4travel offering, and thus fulfilling our need for co-operative partner relationships as well as expanding each partner’s revenue opportunities.

Mission

Our mission is to provide the travel and tourism industry with a new channel of distribution that offers an end-to-end service from product display and inventory to financial settlement and fulfillment for non-airline travel vendors and travel agents.

Strategic Overview

One Link 4 Travel’s objective is to become the global provider of distribution and automated financial settlement services for non-air products to the leisure and business travel industries. Thousands of travel suppliers such as car rental, rail, tour operators, ferry and cruise, small to medium hotel and resort companies, event and attraction operators, will for the first time have the opportunity to sell and be paid electronically through a potential network of 137,000 travel agencies around the world. The underlying business strategy for One Link 4 Travel, Inc. is to establish a presence in every major non-air travel and tourism market. The Onelink4travel business strategy is focused on driving early market advantage into a long term, sustainable market share by leveraging technology and network partners to accelerate access to suppliers and travel agents. The focus will be on a product offering that integrates the requirements of travel product distribution with those of financial settlement.

The development and implementation strategy focuses on three key elements:

•	Bringing together a group of already successful enterprises that provide systems and services to the travel and tourism industry

•	Integrating existing systems and services that are operating to form a complete end to end distribution and settlement service

•	Utilizing proven e-commerce technology

System Roll-out

The Onelink4travel service has undergone extensive refinement and development since its initial operational pilot in November 2002, when the system successfully completed end-to-end system testing. During the first quarter of 2004 we integrated into our system a proprietary system for small hotel and independent accommodation providers, and also successfully integrated a major content aggregator for access to hotel chains and rental car companies. In late 2004 we contracted with a global payment provider to support our requirements in 45 countries. Subject to system extensions, modifications and interfaces required by our key suppliers, the system is now scheduled to go live in 2005.

Initial rollout of the Onelink4travel service is scheduled to cover car rental, hotel and other accommodation and travel accessories. Subsequently rail, events and attractions, cruise, ferries, tours, and bus and coach are expected to be added.

Initial country roll-out will target US, Canadian and Western European travel agencies before expanding into other global markets.

Employees

We have three employees in the United Kingdom and two in San Francisco. Certain other personnel have been contracted to us under consultancy agreements, including executive officers.

Acquisition Agreements

On April 1, 2005, the Company filed a report on Form 8-K under Item 1.01 reporting that the Company entered into an Acquisition Agreement (the “RCI Agreement”) with Reservation Center, Inc., a California corporation (“RCI”), and the current shareholders of RCI, who are Cary Goldberg and Jerry Goldberg, as Trustee of the Goldberg Family Trust (collectively, the “RCI Shareholders”). Pursuant to the RCI Agreement, the Company will acquire all of the issued and outstanding shares of RCI from the RCI Shareholders, and thereby will acquire all of the operations, assets and business of RCI.

RCI is engaged in the business of travel reservations, hotel marketing and other travel-related services. Through their CCRA business unit, RCI provides a negotiated-preferred rate hotel program to travel agencies via a published directory, the CCRA Internet-based portal and proprietary travel distribution networks. RCI was founded in 1972 to provide a 24-hour call center service for travel agencies that it continues to provide today amongst other services.

Subject to the terms and conditions of the RCI Agreement, and effective as of April 8, 2005 or such other date as the parties may agree (the “Closing Date”), the Company and RCI will pay $4,705,000 in consideration of (i) the transfer of RCI shares to the Company by RCI Shareholders and (ii) the transfer by Cary Goldberg to RCI of certain goodwill pursuant to a Goodwill Purchase Agreement. As express conditions to the consummation of the transactions contemplated by the RCI Agreement (i) the Company will enter into a warrant purchase agreement to acquire an outstanding warrant to purchase approximately 20% of RCI for $1,200,000; and (ii) the Company’s wholly owned subsidiary will enter into a purchase agreement to acquire certain business assets owned by a third party for a purchase price of $50,000, which assets are used to effect reservations and other travel related services necessary to RCI’s business operations. Accordingly, the total consideration for the Company’s purchase of RCI will be approximately $5,955,000, of which $4,150,000 will be paid in cash on the Closing Date, with the balance of $1,805,000 owed pursuant to promissory notes. The Company will need to obtain funding in order to complete the acquisition of RCI.

Also, as conditions to the consummation of the transactions contemplated by the RCI Agreement: (i) the Company will enter into non-competition agreements with each of Cary Goldberg and Jerry Goldberg pursuant to which Messrs. Goldberg will agree not to engage in the business of the Company or RCI for a period of five years, subject to certain terms and conditions, and (ii) RCI will enter into a consulting agreement with Cary Goldberg.

Prior to entering into the RCI Agreement, there was no material relationship between the Company or any of its affiliates and RCI or the RCI Shareholders.

On April 8, 2005, the Company filed a report on Form 8-K under Item 1.01 reporting that the Company entered into an Acquisition Agreement (the “TCC Agreement”) with The Call Center, LLC, a Delaware limited liability company (“TCC”), Paul S. Flannery, as Trustee of the Paul Flannery Trust under trust agreement dated July 2, 2001 and amended and restated November 26, 2003, the sole member of TCC (“Flannery Trust”) and Paul S. Flannery (“Flannery”) pursuant to which the Company will acquire from the Flannery Trust all of its interest in TCC, and thereby acquire sole ownership of TCC, including the operations, assets and business of TCC.

TCC is a marketing services company providing tele-marketing, customer service, payment collection and marketing survey services for major US corporate clients. TCC’s new multi-lingual call center is based in Reno, Nevada.

Pursuant to the terms of the TCC Agreement, in exchange for the TCC interests and effective as of April 8, 2005, the closing date (the “Closing”) of the TCC Agreement, and subject to certain conditions, the Company will issue 1,000,000 shares of its common stock to the Flannery Trust and will issue 1,000,000 shares of its common stock to an escrow agent for the benefit of the Flannery Trust, subject to terms and conditions of an escrow agreement.

On the second anniversary of the Closing, subject to certain conditions and adjustments, the Company will make a cash payment of up to $2,050,000 to the Flannery Trust, plus an amount equal to any accounts receivable surplus (the “Contingent Consideration”), which amount will be calculated pursuant to a specified formula.

Pursuant to the terms of the TCC Agreement, the Company has an irrevocable option to reacquire each of the shares held in escrow at an exercise price of $0.01 per share (the “Repurchase Option”). The Flannery Trust may elect to reduce the amount of escrowed shares subject to the Repurchase Option by canceling a portion of the outstanding principal amount of a note issued by TCC to Flannery.

The amount of Contingent Consideration payable to TCC and the number of shares eligible for purchase pursuant to the Repurchase Option by the Company are subject to adjustment pursuant to a formula based on future revenues and cash flows of TCC.

Also, pursuant to the terms of the TCC Agreement, the Company is required to pay to the Flannery Trust additional cash consideration in the event that the market price of the Company’s common stock is less than $2.50 per share on the second anniversary of the Closing. This additional consideration will equal (a) 1,000,000 plus the number of escrow shares that the Flannery Trust is entitled to retain as of the second anniversary of Closing multiplied by (b) the positive difference, if any, between $2.50 and the market value of the Company’s common stock on the second anniversary of Closing, subject to certain adjustments.

The obligations and representations of the Company are secured (i) under a security agreement under which the obligations of the Company will be secured by a security interest in the assets of TCC; and (ii) a pledge agreement under which the obligations of the Company will be secured by a pledge of the TCC membership interests.

As conditions to the consummation of the transactions contemplated by the TCC Agreement: (i) the Company will enter into an employment agreement with Flannery pursuant to which Flannery will serve as the Chief Executive Officer of TCC; (ii) the Flannery Trust and Flannery will enter into a non-competition agreement with the Company pursuant to which the Flannery Trust and Flannery will agree not to engage in the business of TCC other than for and on behalf of TCC for a period of three years, subject to certain exceptions; and (iii) Flannery may be appointed to the Board of Directors of the Company.

Prior to entering into the TCC Agreement, there was no material relationship between the Company or any of its affiliates and TCC, the Flannery Trust or Flannery. The RCI acquisition has not closed as of the date of filing of this Report and such closing is subject to the conditions stated above.

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

We are a development stage company with limited operating history for new investors wishing to evaluate our business

Our limited operating history makes predicting a future operating result difficult. Although we have tested our system, we have not provided integrated distribution and automated financial settlement services to date. Companies without material revenues are subject to a substantially greater number of risks than companies that have demonstrated an ability to market their products or services and generate material sales from these products or services. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets. These risks include our ability to:

•	Access additional capital;

•	Conclude arrangements with third parties to provide global settlement services;

•	Acquire and retain travel suppliers;

•	Interest travel agents in our services;

•	Extend existing and develop new strategic partner relationships;

•	Attract and retain key personnel.

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

Our product may fail to deliver the benefits that we believe will make it special

We believe a special benefit of Onelink4travel is its integrated financial settlement capability. However, there are many other channels for travel suppliers and travel agents to use. We may find our product has a lack of substantial market acceptance. The proposed marketing of our product has inherent risks as it is a new and untried product. We cannot accurately predict the acceptance of the product or the time frame in which any sales will be made. We have surveyed the market to get an indication of the potential, but actual results are unpredictable.

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

If we are successful in obtaining additional equity financing, we will need to issue a substantial number ofshares of common stock which will result in substantial dilution to existing stockholders

We will need to raise substantial funding in the near future to carry out our business strategy. The price at which we will offer our common stock will depend on many factors, including the trading price of our common stock on the Over the Counter Bulletin Board, whether any delays are encountered in finalizing development of our system, initial market acceptance of our system, general economic and market conditions and many other factors that may be beyond our control. In any event, it may be expected that we will need to issue a substantial number of shares of our common stock in connection with any financing, the effect of which may result in a substantial dilution of the percentage ownership of our common stock by existing stockholders.

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

There may be political and economic threats to the global travel and tourism market

The global travel and tourism market is influenced to some degree by both political and economic events. If there continues to be global political unrest and the world’s economies are not robust, then demand for Onelink4travel services will likely suffer.

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

Prior to our acquisition of FS2 Limited, we were an inactive corporation which had conducted no operations

Prior to September 2002 we were an inactive company. None of the persons previously involved in management are currently associated with us. In March 2003, we received a letter from the SEC asking us to voluntarily provide documents in connection with the statements of prior management regarding its business plans prior to September 2002. We voluntarily produced the requested documents. There is uncertainty as to whether the statements or acts of prior management could result in other government inquiries or actions which could negatively impact us.

Our charter documents and Delaware law may inhibit a takeover or change of control that stockholders may consider beneficial

Provisions in our Certificate of Incorporation may have the effect of delaying or preventing a merger with or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even where the stockholders may consider the acquisition or merger favourable. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include authorizing the issuance of “blank check” preferred stock. Our board of directors may issue, without a vote of our stockholders, one or more series of preferred stock with preferences and other rights, including potentially more than one vote per share, as determined by the Board.

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

Future sales by existing stockholders could depress the market price of our common stock

Sales of a substantial number of shares of our common stock in the public market by our stockholders could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2004, we had outstanding 26,159,296 shares of common stock. Many of these share were originally issued as “restricted securities” under the Securities Act of 1933 and may only be publicly sold upon the earlier of 12 months following the sale (subject to the limitations contained in Rule 144 such as volume and timing) and the registration of such shares. The 12 month restriction on many of these shares has been satisfied, so these shares may be sold subject to the other restrictions that may still apply.

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

Our common stock may be classified as a “penny stock” under SEC rules and the market price of our common stockmay be highly unstable.

A developing public trading market exists on the Over the Counter Bulletin Board for our common stock which commenced in February 2003. Due to our limited history and absence of revenues, it would be extremely difficult to predict the market price of our common stock, and whether any stockholder would be able to sell their shares quickly or at an acceptable price particularly if trading in our stock is not active. Because our stock is not traded on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of our common stock is less than $5 per share, the common stock is classified as a “penny stock.” The price of our common stock is currently substantially below $5 per share. SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risks of penny stock. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the shares at prices at or above the prices they paid.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Our principal administrative facilities in the United States of America are located at One Market Plaza, Spear Tower, 36th Floor, San Francisco, where we presently rent serviced office space as required. We also rent two private offices from our corporate counsel in San Francisco.

In the United Kingdom we rent serviced office space in Reading and from one of our strategic partners in Henley as required. All other operations are carried out at the offices of our contractors for which there has been no charge.

During 2005, we anticipate requiring office space for our administration and operations in the United States and United Kingdom which we expect to be available on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

Our common stock commenced trading on the Over the Counter Bulletin Board of the National Association of Securities Dealers (“OTCBB”) under the symbol BSPO in February 2003. The trading symbol was changed on February 10, 2004 to OLKT. The following table sets forth for the periods indicated the high and low reported closing sale prices per share for our stock as reported by the OTCBB.

Year ended December 31, 2004 First quarter Second quarter Third quarter Fourth quarter Year ended December 31, 2003 First quarter Second quarter Third quarter Fourth quarter	High $1.24 $1.07 $0.68 $1.00 High $4.60 $3.05 $2.60 $1.50	Low $0.39 $0.62 $0.38 $0.35 Low $2.25 $1.90 $1.40 $0.31

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

Common shares

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of our common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of our common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by our board of directors out of funds legally available therefore.

Upon our liquidation, dissolution or winding-up, the holders of our common stock are entitled to receive, ratably, our net assets available after the payment of:

•	all secured liabilities, including any then outstanding secured debt securities which we may have issued as of such time;

•	all unsecured liabilities, including any then unsecured outstanding secured debt securities which we may have issued as of such time; and

•	all liquidation preferences on any then outstanding preferred stock.

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

Recent sales of unregistered securities

During the year ended December 31, 2004, we sold 2,005,968 shares of common stock and received net proceeds of $1,070,547. In conjunction with the sale of stock, we issued 737,500 warrants exercisable for three years at exercise prices ranging from $0.50 to $0.75 per share.

We also issued an aggregate of 3,188,948 shares of common stock for services rendered of $3,389,793. $517,000 of this amount was deferred. In addition, 867,704 shares were issued on conversion of convertible notes of $876,112, and 116,197 shares were issued upon conversion of a $100,000 note payable. In connection with the note conversion, we issued warrants exercisable into 20,000 shares of common stock at $1.00 per share through December 2007. We also issued 60,000 shares in satisfaction of liabilities.

We received $805,000 from the sale of convertible notes and warrants for the year ended December 31, 2004. The notes are convertible into shares of common stock at variable conversion rates as described in Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation — Liquidity and Capital Resources.” The warrants related to the convertible notes are exercisable into an aggregate of 796,950 shares of common stock at $0.50 per share through December 31, 2006. We relied on Section 4(2) of the Securities Act in connection with all of the above transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company’s business and financial condition and risk factors related to our securities.

We also issued 1,426,000 warrants to consultants and vendors in compensation for services for the year ended December 31, 2004. The warrants are excisable for three years at an exercise price of either $.50 or $0.75. An additional warrant was issued to a consultant for 100,000 shares at an exercise price of $2.50 per share, expiring in December 2009.

Holders

As of April 5, 2005 there were approximately 241 holders of record of our common stock.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding the financial statements of One Link 4 Travel, Inc. (“we,” “our” and the “Company”) should be read in conjunction with the consolidated financial statements and Notes to the Consolidated Financial Statements included herewith.

Forward-Looking Statements

The statements in this report relating to our expectations about the launching, testing and roll out of the Onelink4travel service, strategic alliances, cash flow, the amount of needed capital, the nature of the securities we may issue and our success in fundraising, are some of the forward-looking statements in this Report within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include difficulties in attracting capital or industry partners, unanticipated software development issues, market acceptance, and future market and economic conditions.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see Part 1, Item 1, “Risk Factors.”

Overview and Outlook

One Link 4 Travel, Inc. is a transaction processing business that is planning to launch the first integrated booking and financial settlement service for the global non-airline travel industry in 2005 with its key suppliers, Sabre Travel Network and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, we expect to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. Our revenue will be earned from transaction fees paid by travel suppliers.

During early 2004 we integrated into our system a proprietary system for small hotel and independent accommodation providers, and also successfully integrated our system with the Sabre Global Distribution System and performed a successful proof of concept where we performed live hotel bookings. Subsequently, on July 19, 2004, we signed an agreement with the European arm of Sabre Travel Network (“Sabre”), a business unit of Sabre Holdings, to provide us with access to their worldwide audience of travel suppliers including thousands of hotel and rental car companies.

We contracted with a global financial services provider to support our requirements in 45 countries. On August 18, 2004, we signed an agreement with eBay, Inc. subsidiary, PayPal, Inc. (“PayPal”), a global financial services provider for consumers and businesses selling products and services over the Internet. PayPal will provide the payment mechanism for our integrated booking and settlement service for transactions booked between travel agents and travel suppliers utilizing the Internet and the Sabre global distribution system. Additionally, on March 10, 2005, we signed processing, product integration and referral agreements with PayPal. The agreements, among other provisions, authorize us to offer PayPal as a payment option to travel agencies and travel industry providers located in the U.S. and Canada. With these new agreements, we expanded our commitment to PayPal as our primary payment mechanism for roll-out of our services, adding the U.S. and Canadian markets to the UK and Ireland.

On April 1, 2005 we signed an agreement to acquire Reservation Center, Inc. (“RCI”) a 30 year old travel agency consortia (buying group) and 24/7 reservation center service, with 15,000 hotel and 22,000 travel agent clients, to leverage existing contracts with their travel agents, hotels and a number of travel industry relationships for launch of our transaction processing service. With two synergistic businesses units, RCI provides reservation center services on behalf of travel agency clients handling problems that their travelers may have, and handling after hours and overflow calls for travel arrangements. RCI’s other business unit, CCRA, provides structured marketing programs for hotels targeted specifically to the travel agency channel. Revenues accrue from fees paid by hotel companies for participation in their annual “hotel book”, (a paper, CD and web site based directory), advertising and promotional programs, and from transaction fees for bookings through the RCI hotel portal. Additionally, RCI receives services revenue paid by travel agencies for its 24/7 call center services.

On April 8, 2005 we closed an agreement to acquire The Call Center LLC (“TCC”) www.thecallcenterllc.com a marketing services company providing tele-marketing, customer service, payment collection and marketing survey services for major US corporate clients. Its new state-of-the-art multi-lingual call center with 200 operators in Reno, Nevada completes over two million connections per month with customers of mobile phone company T-Mobile, and other corporate clients that provides us with a substantial sales and marketing capability that can directly reach travel buyers, (consumers and travel agencies), and travel suppliers on a global scale.

We raised $1,050,000 in April 2005 from the sale of convertible notes and warrants to provide funding for the acquisition costs, for roll-out of our transaction process service and for working capital. We plan to roll-out our service late in 2005.

Critical accounting policies

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that the following accounting policies fit this definition.

Going concern

Our financial statements are prepared assuming that we will continue as a going concern. We have incurred losses from operations of $6,092,973 for the year ended December 31, 2004, and have a working capital deficit of $2,556,666 as of December 31, 2004. We may not be able to meet our financial commitments as presently structured, and will require further funding to ensure the continued development of our products and services. We are confident that we can raise additional funds. We have engaged investment bankers and other appropriate financial advisers and institutions to support this process and are executing a strategy to secure further financing of several million dollars. During 2004, we received an aggregate of $805,000 from the sale of convertible notes and warrants, $250,000 from a bridge loan which may become a convertible note, and $1,070,547 from the sale of common stock and payment for common stock previously issued, but unpaid. However, there can be no assurances that subsequent fundraising will be successful. These factors raise substantial doubt about our ability to continue as a going concern. Notwithstanding these uncertainties, we have concluded that it is appropriate to prepare our financial statements on a going concern basis. Consequently, the financial statements do not include any adjustments that might result from the outcome of these uncertainties, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

Software development costs

Software development designed to interface and link the systems in our service, including external software development, has been capitalized in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use.

Impairment of long-lived assets

We assess the impairment of long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Whenever events or changes in circumstances indicate that the carrying amounts of long lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the year ended December 31, 2003, as a result of changes in our business strategy, we identified certain software development that could no longer be utilized, and recorded an impairment write off of $622,000. We are not aware of any further impairment at December 31, 2004.

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

Results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003

We have no revenues or profits for the period since inception, as we are a development stage company.

Sales and marketing

Our sales and marketing expenses for the years ending December 31, 2004 and December 31, 2003 were $604,823 and $655,570, respectively. Sales and marketing expense consists primarily of consulting and professional service fees for sales consultants and marketing programs. Payroll expense decreased in 2004 due to termination of three employees in late 2003. This was offset by a redeployment of three employees from general and administrative expense to sales and marketing expense.

General and administrative

General and administrative expenses for the years ending December 31, 2004 and December 31, 2003 were $4,541,031 and $5,841,779, respectively. General and administrative expense consists primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts include non-cash expense representing the fair value of warrants and shares issued to consultants and professional service providers during the respective years. General and administrative expenses decreased in 2004 due to reduced utilization of consultants and professional services for fundraising and investor relations, reduced cost of financial support in the UK, and by a redeployment of three employees from general and administrative expense to sales and marketing expense. This was partially offset by increased recruiting and corporate office administration and financial support expenses in the US. All of the above expenses were paid in a combination of cash and stock.

Depreciation and Amortization

Depreciation and amortization was $13,534 and $12,514 in the years ending December 31, 2004 and December 31, 2003, respectively, and is related to computer equipment.

We have incurred $2,159,214 on software development costs since our development activities commenced, of which $263,520 was incurred in 2004 and $132,205 was incurred in 2003. These costs have been capitalized. During 2003 we determined that $622,000 of software development costs were impaired due to changes in our strategic direction. We have concluded that there is no further impairment during 2004. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

(Gain) loss on extinguishment of debt — net

During the years ending December 31, 2004 and December 31, 2003, we issued shares of our common stock to settle outstanding loans (see Note 3). A net gain on extinguishment of debt of $274,884 in 2004 and a net loss of $308,283 in 2003, represents the difference between the value of the loans and the fair value of the shares based on the quoted share price on the date of issue of the shares.

Interest income (expense)

Interest expense was $1,336,734 and $359,630 for the years ending December 31, 2004 and December 31, 2003, respectively, and includes $118,820 and $100,533, respectively of interest expense incurred on convertible loans, together with note discounts of $1,217,914 and $259,077, respectively (see Note 5).

Net loss

Our net loss was $6,092,973 and $7,177,776 for the years ending December 31, 2004 and December 31, 2003, respectively.

Liquidity and capital resources

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2005. We have raised $8.5 million in equity and debt financing through December 31, 2004. We have converted $6.8 million in trade payables to equity and long term debt in the period from January 2002 through December 2004. We had cash balances of $95,618 at December 31, 2004. In the year ended December 31, 2004 and December 31, 2003, we received an aggregate of $805,000 and $400,000, respectively, from the sale of convertible notes and warrants. The convertible notes are payable, with interest at 6% per annum, after February 28, 2005, or upon closing of a sale of our securities in which we receive proceeds of $5 million or greater. Upon closing of such a transaction, the holders may also convert the notes into shares of our common stock at the transaction’s offering price. Should we close an interim financing in which we receive proceeds of $2 million but less than $5 million, the note holders may convert the notes into shares of our common stock at the offering price of that transaction. If at maturity the $5,000,000 financing has not occurred and the note holders have not converted their notes, the notes may be converted into our common stock at $0.50 per share. The board of directors has extended the conversion date of the notes to April 30, 2005. In conjunction with the notes, we issued warrants to purchase an aggregate of 796,950 shares of our common stock at $0.50 per share through December 31, 2006. We also received $250,000 for a bridge loan in December 2004 that may become a convertible note.

In the year ended December 31, 2004, we also received $1,070,547 from the sale of our common stock and payment for common stock previously issued, but unpaid. At December 31, 2004, we had $2,117,601 face value of convertible notes due within one year. We believe that we will need approximately $2.0 million (assuming full conversion of the outstanding convertible notes) to complete the roll out of our service, and reach a break-even cash flow level in our operations. We may also seek additional capital to finance acquisitions that are complimentary to our business. Based upon our assessment of the market for our service and anticipated revenue and expenses, our business is not expected to break even until late 2005. Our plans are dependent upon obtaining additional capital, and if we are not successful in obtaining capital, our liquidity and operational plan will be adversely affected. There is no assurance that we will be successful in raising this additional capital. These factors raise substantial doubt about our ability to continue as a going concern.

We are actively seeking equity financing. In August 2003 we retained investment banker Presidio Merchant Partners of San Francisco who assisted with the 2004 funding received by the Company. We have also continued to receive support from private and corporate investors, and from service providers who are willing to receive shares in lieu of cash fees. We intend to continue to take advantage of opportunities to pay for services with shares of our common stock to conserve cash.

New Accounting Standards

In December 2004, the Financial Accounting standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123(R). We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123(R) will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123(R) will impact our overall financial position. See Stock-Based Compensation in note 1 of the Notes to Consolidated Financial Statements for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In December 2004, the FASB issued SFAS No. 153, ““Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. This statement was the result of a joint effort by the FASB and the International Accounting Standards Board (““IASB”) to improve financial reporting by eliminating certain narrow differences between their existing standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material effect on its financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01, ““The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments.” The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46 (revised December 2003 by FIN 46R). Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. We will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2004. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes the adoption of FIN 46R will not have a material impact to its financial position, results of operations or cash flows as the Company does not have any VIEs.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2004 and December 31, 2003

Consolidated Statements of Operations - Years ended December 31, 2004 and December 31, 2003 and from inception through December 31, 2004

Consolidated Statements of Stockholders' Deficit - From inception through December 31,2004

Consolidated Statement of Cash Flows - Years ended December 31, 2004 and December 31, 2003 and from inception through September 30, 2004

Notes to Consolidated Financial Statements	25 26 27 28 29 30 31

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
One Link 4 Travel, Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheets of One Link for Travel, Inc. and its subsidiary (a Development Stage company, “The Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows. The financial statements of One Link 4 Travel, Inc. from inception through December 31, 2003, were audited by other auditors, whose report is dated April 14, 2004, follows. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Link for Travel, Inc. and its subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and, as discussed in Note 2 to the financial statements, the deficiency in working capital at December 31, 2004, and the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
April 15, 2005

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders of

One Link 4 Travel, Inc
San Francisco, California

We have audited the accompanying balance sheets of One Link 4 Travel, Inc (formerly BSP ONElink, Inc) (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for the period from November 6, 2000 (date of inception) to December 31, 2003 and the years ended December 31, 2003 and December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing an on-line global distribution system for an international range of travel and tourism products. As discussed in Note 2 to the financial statements, the deficiency in working capital at December 31, 2003 and the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE LLP
Manchester, United Kingdom

April 14, 2004

ONE LINK 4 TRAVEL, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
Cash	$95,618	$13,865
Accounts receivable	140	12,788
Related party receivable	—	322,676
Prepaid expenses and other current assets	555,788	216,630

Total current assets	651,546	565,959

Fixed assets (net of $42,022 and $26,276 accumulated	12,391	17,715
depreciation as of December 31, 2004 and December 31, 2003)
Software development costs	1,537,214	1,273,694

Total other assets	1,549,605	1,291,409

Total assets	2,201,151	1,857,368

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	852,693	977,452
Related party payables	79,543	299,684
Note payable - related party	250,000	104,296
Convertible notes (net of $84,611 and $27,690 discount balance
at December 31, 2004 and December 31, 2003)	1,696,390	65,590
Convertible notes - related parties (net of $7,014 discount balance
at December 31, 2004)	329,586	—
Other current liabilities	—	2,000

Total current liabilities	3,208,212	1,449,022

Long-term liabilities
Convertible notes (net of $626,903 discount balance
at December 31, 2003)	—	957,486
Convertible notes - related parties (net of $213,295
discount balance at December 31, 2003)	—	479,150

Total long- term liabilities	—	1,436,636

Total liabilities	3,208,212	2,885,658

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized
Issued and outstanding shares: 26,159,296 as of
December 31, 2004 and 20,036,676 as of December 31, 2003	26,160	20,037
Additional paid-in capital	16,531,935	10,581,455
Common stock receivable $0.001 par value, 100,000 and 257,600
shares issued as of December 31, 2004 and December 31, 2003	(100,000)	(257,600)
Deficit accumulated during the development stage	(17,465,155)	(11,372,182)

Total stockholders' deficit	(1,007,060)	(1,028,290)

Total liabilities and stockholders' deficit	$2,201,151	$1,857,368

The accompanying Notes form an integral part of these Consolidated Financial Statements

ONE LINK 4 TRAVEL, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,		Accumulated from November 6, 2000 (date of inception) to
	2004	2003	December 31, 2004
Sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—

Operating expenses
Sales and marketing expenses (1)	604,823	655,570	1,856,072
General and administrative expenses (2)	4,541,031	5,841,779	13,592,852
Depreciation and amortization	13,534	12,514	39,810
(Gain) loss on extinguishment of debt-net	(274,884)	308,283	33,399

Total operating expenses	4,884,504	6,818,146	15,522,133

Loss from operations	(4,884,504)	(6,818,146)	(15,522,133)

Other income (expense), net	128,265	—	128,265
Interest expense, net	(1,336,734)	(359,630)	(2,071,287)

Net loss	$(6,092,973)	$(7,177,776)	$(17,465,155)

Loss per share basic and diluted	$(0.23)	$(0.40)

(1)	Includes related party expenses of $0 and $144,000 for the year ended December 31, 2004 and December 31, 2003, respectively.

(2)	Includes related party expenses of $1,225,335 and $615,695 for the year ended December 31, 2004 and December 31, 2003, respectively.

The accompanying Notes form an integral part of these Consolidated Financial Statements

ONE LINK 4 TRAVEL, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
INCEPTION THROUGH DECEMBER 31, 2004

	Common stock		Additional paid in	Common stock	Accumulated
	No of shares	Amount	capital	receivable	deficit	Total
Balance, at inception (November 6, 2000)	—	$—	$—	$—	$—	$—

Issuance of common stock	2	3	—			3

Balance, December 31, 2001	2	3	—	—	—	3

Issuance of common stock prior to reverse takeover
transactions	26,370	40,346	529,126			569,472

Recapitalization pursuant to reverse takeover transaction	13,972,728	(26,349)	26,349			—
Issuance of common stock	30,000	30	29,970			30,000
Issuance of common stock on conversion of loans	745,185	744	551,157			551,901
Issuance of common stock for services	638,000	638	637,362			638,000

Issuance of common stock in satisfaction of liabilities	1,093,204	1,093	1,092,111			1,093,204
Beneficial conversion feature	—	—	328,766			328,766
Issuance of warrants	—	—	130,000			130,000
Common stock paid for but not issued	260,000	260	259,740			260,000
Net loss	—	—	—		(4,194,406)	(4,194,406)

Balance, December 31, 2002	16,765,489	16,765	3,584,581	—	(4,194,406)	(593,060)

Issuance of common stock	1,007,877	1,008	1,080,764			1,081,772
Issuance of common stock on conversion of loans	224,595	225	620,432			620,657
Issuance of common stock for services	2,016,000	2,016	1,967,714			1,969,730

Issuance of common stock in satisfaction of liabilities	384,715	385	348,968			349,353
Issuance of common stock in connection with the conversion
of accounts payable to convertible loans	50,000	50	75,950			76,000
Cancellation of common stock	(912,000)	(912)	12			(900)
Beneficial conversion feature			1,060,238			1,060,238
Proceeds of convertible debt with detachable warrants			65,352			65,352
Issuance of warrants			1,277,944			1,277,944
Stock issued upon exercise of warrants	500,000	500	499,500			500,000
Share capital issued but unpaid				(257,600)		(257,600)
Net loss					(7,177,776)	(7,177,776)

Balance, December 31, 2003	20,036,676	20,037	10,581,455	(257,600)	(11,372,182)	(1,028,290)

Issuance of common stock	2,005,968	2,006	1,068,541			1,070,547
Issuance of common stock on conversion of loans	867,704	868	875,244			876,112
Issuance of common stock for services	3,188,948	3,189	3,386,604			3,389,793

Issuance of common stock in satisfaction of liabilities	60,000	60	59,940			60,000
Beneficial conversion feature			230,368			230,368
Issuance of warrants			487,383			487,383
Share capital issued but unpaid			(157,600)	157,600		—
Net loss					(6,092,973)	(6,092,973)

Balance, December 31, 2004	26,159,296	26,160	16,531,935	(100,000)	(17,465,155)	(1,007,060)

The accompanying Notes form an integral part of these Consolidated Financial Statements

ONE LINK 4 TRAVEL, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,		Accumulated from November 6, 2000 (date of inception)
	2004	2003	to December 31, 2004
Cash flows from operating activities:

Net loss	$(6,092,973)	$(7,177,776)	$(17,465,155)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,296	12,514	42,572
Impairment of software development costs	—	622,000	622,000
Issuance of common stock for services	3,389,793	1,969,730	5,997,523
Issuance of warrants for services	308,802	1,277,944	1,716,746
Amortization of note discounts	1,177,174	259,077	1,765,017
Gain (loss) on extinguishment of debt	(274,884)	269,257	(5,627)
Issuance of shares in satisfaction of liabilities	71,889	349,353	1,514,446
Issuance of shares in connection with conversion of accounts
payable to convertible loans	—	76,000	76,000
Change in current assets and liabilities:
Accounts receivable, net	335,324	(271,211)	(140)
Prepaid expenses and other assets	(339,159)	(207,826)	(555,789)
Accounts payable	(239,538)	1,529,062	2,489,765
Accrued liabilities	(2,000)	—	(2,000)
Other current liabilities	—	2,000	2,000

Net cash used in operating activities	(1,649,276)	(1,289,876)	(3,802,642)

Cash flows from investing activities:
Purchase of property and equipment	(10,972)	(2,916)	(54,963)
Software development costs	(263,520)	(530,439)	(1,547,506)

Net cash used by investing activities	(274,492)	(533,355)	(1,602,469)

Cash flows from financing activities:
Proceeds from convertible notes	796,950	334,648	2,597,634
Proceeds from issuance of warrants	8,050	65,352	73,402
Proceeds from loans	250,000	15,000	265,000
Proceeds from loans from executive officers (net)	—	(12,246)	—
Proceeds from issuance of common stock	912,947	1,081,772	2,542,319
Common stock receivable	157,600	—	(100,000)
Stock issued upon exercise of warrants	—	242,400	242,400
Repayment of notes and convertible notes	(120,026)	—	(120,026)

Net cash provided by financing activities	2,005,521	1,726,926	5,500,729

Net increase (decrease) in cash and cash equivalents	81,753	(96,305)	95,618

Cash and cash equivalents at beginning of period	13,865	110,170	—

Cash and cash equivalents at end of period	$95,618	$13,865	$95,618

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—

Supplemental disclosures of non-cash investing & financing activities:
Conversion of accounts payable into convertible notes	$—	$1,999,911	$1,999,911

Conversion of notes payable and convertible
notes to equity	$864,223	$—	$864,223

Issuance of common stock in satisfaction of liabilities	$71,889	$—	$1,514,446

Issuance of common stock for services	$3,389,793	$—	$5,997,523

The accompanying Notes form an integral part of these Consolidated Financial Statements

ONE LINK 4 TRAVEL, INC

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1. Summary of Significant Accounting Policies

Basis of presentation

One Link 4 Travel, Inc. (the “Company”) was organized in Delaware on September 7, 2001 and operated as BSP ONElink, Inc. from September 10, 2002. The Company changed its name to One Link 4 Travel, Inc. in January 2004. On September 12, 2002, the Company acquired FS2 Limited, a company registered in the United Kingdom, which is now named Onelink4travel Limited and is a wholly owned subsidiary of One Link 4 Travel, Inc. The accompanying consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America and include the accounts of One Link 4 Travel, Inc. and Onelink4travel Limited. All significant inter-company accounts and transactions have been eliminated.

Business

The Company is a transaction processing business that is planning to launch the first integrated booking and financial settlement service for the global non-airline travel industry in 2005 with its key suppliers, Sabre Travel Network and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, the Company expects to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. The Company’s revenue will be earned from transaction fees paid by travel suppliers.

During early 2004 the Company integrated into its system a proprietary system for small hotel and independent accommodation providers, and also successfully integrated its system with the Sabre Global Distribution System and performed a successful proof of concept where the Company performed live hotel bookings. Subsequently, on July 19, 2004, the Company signed an agreement with the European arm of Sabre Travel Network (“Sabre”), a business unit of Sabre Holdings, to provide us with access to their worldwide audience of travel suppliers including thousands of hotel and rental car companies.

The Company contracted with a global financial services provider to support its requirements in 45 countries. On August 18, 2004, the Company signed an agreement with eBay, Inc. subsidiary, PayPal, Inc. (“PayPal”), a global financial services provider for consumers and businesses selling products and services over the Internet. PayPal will provide the payment mechanism for its integrated booking and settlement service for transactions booked between travel agents and travel suppliers utilizing the Internet and the Sabre global distribution system.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material.

Foreign currency

The functional currency of the Company is the U.S. dollar and the functional currency of the subsidiary is the British pound. Transactions denominated in a currency other than the U.S. dollar are translated into U.S. dollars at the rates of exchange in place at the date of the transaction, while monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates of exchange prevailing at year-end. Any resulting remeasurement gains and losses are included in period income.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years.

Software development costs

In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company has capitalized costs associated with the application development of software. The software development undertaken by the Company’s suppliers is designed to interface and link various systems such that the integrated distribution and settlement service can be offered. These links are between travel agents, the Onelink4travel service, travel suppliers and transaction processing and financial payment systems and include a search engine and linkage to reservation systems. Included in the development is management and control software to allow the company to operate the business. To date, $2,159,214 of external consultancy costs specific to this development have been capitalized. $1,537,214, net of impairment costs of $622,000 (see below), will commence being amortized once the software is operational and ready for use.

Impairment of long lived assets

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Whenever events or changes in circumstances indicate that the carrying amounts of long lived assets may not be recoverable, the Company will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. During the year ended December 31, 2003, management identified certain software development that could no longer be utilized, and recorded an impairment write off of $622,000 which is included in general and administrative expenses. No further impairment was recorded during the year ending December 31,2004.

Deferred tax

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

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

Fair value of financial instruments

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

Reclassifications

Certain reclassifications have been made to prior period amounts to be consistent with current year representations in the consolidated balance sheet.

Recent accounting pronouncements

In December 2004, the Financial Accounting standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123(R). The Company has not yet determined which fair-value method and transitional provision it will follow. However, the Company expects that the adoption of SFAS 123(R) will have a significant impact on its results of operations. The Company does not expect the adoption of SFAS 123(R) will impact its overall financial position. The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for warrants consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003:

	Year ended December 31,
	2004	2003

Net loss as reported	$(6,092,973)	$(7,177,176)
Pro forma expense	209,138	—

Pro forma net loss	$(6,302,111)	$(7,177,176)

Loss per share basic and diluted
As reported	$(0.23)	$(0.40)
Pro forma	$(0.24)	$(0.40)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. This statement was the result of a joint effort by the FASB and the International Accounting Standards Board (“IASB”) to improve financial reporting by eliminating certain narrow differences between their existing standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material effect on its financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01, ““The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments.” The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46 (revised December 2003 by FIN 46R). Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2004. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes the adoption of FIN 46R will not have a material impact to its financial position, results of operations or cash flows as the Company does not have any VIEs.

2.  Going concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of $6,092,973 for the year ended December 31, 2004, and has a working capital deficit of $2,556,666 as of December 31, 2004. The Company may

not be able to meet its financial commitments as presently structured, and will require further funding to ensure the continued development of its products and services. The Company intends to raise additional funds. The Company has engaged investment bankers and other appropriate financial advisers and institutions to support this process and is executing a strategy to secure further financing of several million dollars. During 2004, the Company received an aggregate of $805,000 from the sale of convertible notes and warrants, $250,000 from bridge loan that may become a convertible note, and $1,070,547 from the sale of common stock. However, there can be no assurances that subsequent fundraising will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values. Notwithstanding these uncertainties, the Company has concluded that it is appropriate to prepare its financial statements on a going concern basis. Consequently, the financial statements do not include any adjustments that might result from the outcome of these uncertainties, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

3. Note Payable and Convertible Notes

	December 31,
	2004	2003
Convertible notes	$1,781,001	$1,677,669
Less discounts	84,611	654,593

Convertible notes, net	$1,696,390	$1,023,076

Convertible notes - related party	$336,600	$692,445
Less discounts	7,014	213,295

Convertible notes - related party, net	$329,586	$479,150

Total convertible notes	$2,025,976	$1,502,226

Short-term
Convertible notes	$1,696,390	$65,590
Convertible notes - related party	329,586	—

Total short-term	$2,025,976	$65,590

Long-term
Convertible notes	$—	$957,486
Convertible notes - related party	—	479,150

Total long-term	$—	$1,436,636

Total convertible notes	$2,025,976	$1,502,226

In December of 2004, the Company received a bridge loan of $250,000 which may become convertible. The note payable outstanding at December 31, 2003 of $104,296 was converted at a $1.00 per share into the Company’s common stock at December 31, 2004. The note holder received a total of 116,107 shares, which represented the $100,000 note, plus $16,107 in accrued interest.

On June 19, 2003 the Company issued an unsecured note that was convertible under certain terms and conditions into 66,667 common shares. The note was issued with 20,000 detachable warrants exercisable at $1.50 per share through June 19, 2006 for aggregate proceeds of $100,000. The note bears interest at 8%, and was due on December 19, 2003. The conversion option was not exercised by the expiration date and the note was extended on a month-to-month basis. The principal and all accrued interest of this note were converted on December 31, 2004 into 116,197 shares of its common stock. The proceeds of the note and warrants were allocated between convertible debt and warrants on a relative fair value basis, with $14,273 allocated to warrants and $85,727 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of 4.43%, a 1.04 year life of the warrant, expected dividend yield of zero and volatility of 80%. The note provided for conversion at a 25% discount to the fair value of common stock as of the commitment date, and, in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” the value of the beneficial conversion feature was determined to be $47,334, equal to the conversion feature’s intrinsic value. The beneficial conversion feature together with the value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan..

On September 29, 2003, the Company agreed with a number of its creditors to convert $1,982,115 in amounts due to them into unsecured convertible notes at a rate of $1 of convertible note for each $1 owed. There was no substantial modification to the terms of the original debt as defined by EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and consequently no gain or loss was recorded on the conversion of the amounts payable. The notes bear interest at 5%, are convertible upon certain terms and conditions at a rate of $1.00 per share into 1,982,115 shares of common stock, and mature on January 31, 2005. In accordance with the requirements of EITF 98-5, the conversion feature of the loan notes was determined to be beneficial in the amount of $1,039,767, which is included in additional paid in capital and is being accounted for as a debt discount amortized as interest expense over the period of the notes. During the year ended December 31, 2004, the Company repaid $120,026 of the notes and converted $808,874, net of gain on extinguishment of debt, into equity of $760,005 . As of the date of this filing, some of the note holders had agreed to extend and preserve their conversion right, some have requested repayment and others have not yet informed us of their decision. Upon repayment or conversion, the balance of note discounts for the repaid or converted notes was charged to the income statement as interest expense.

On December 31, 2003, the Company issued an unsecured note that is convertible upon certain terms and conditions into 594,000 of common shares. The note was issued with 594,000 detachable warrants exercisable at $0.50 per share through December 31, 2006 for aggregate proceeds of $297,000. The note bears interest at 6%, and is convertible at a conversion rate of $0.50 per share through February 28, 2005. The board of directors extended the conversion date of the note to April 30, 2005. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $43,583 allocated to the warrants and $253,417 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of 5.06%, a three year life of the warrant, expected dividend yield of zero and volatility of 180%. The conversion rate provided for conversion of the notes at $0.50, and, in accordance with EITF 95-8 and 00-27, none of the loan proceeds were determined to be a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

During the year ended December 31, 2004 the Company issued an additional $796,950 in unsecured convertible notes on the same terms as those issued on December 31, 2003 as noted above. Included were 796,950 detachable warrants exercisable at $0.50 per share through December 31, 2006, for aggregate proceeds of $805,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $178,581 allocated to the warrants and $618,369 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of 4.85% to 5.11%, a three year life of the warrant, expected dividend yield of zero and volatility of 177% to 189%. In accordance with EITF 95-8 and 00-27, the value of the beneficial conversion feature of these notes was determined to be $159,974. The beneficial conversion feature together with the value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

4.   Stockholders’ equity

The Company’s board of directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares have rights senior to common stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of the Company. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. At present, the Company has no plans to issue any shares of preferred stock.

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by the board of directors out of funds legally available therefore.

Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive, ratably, net assets available after the payment of:

•	all secured liabilities, including any then outstanding secured debt securities which the Company may have issued as of such time;

•	all unsecured liabilities, including any then unsecured outstanding secured debt securities which the Company may have issued as of such time; and

•	all liquidation preferences on any then outstanding preferred stock.

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

During the year ended December 31, 2004, the Company sold 2,005,968 shares of common stock and received net proceeds of $1,070,547 based upon a discount to the market price of common stock on the respective dates of sale.

The Company also issued an aggregate of 3,188,948 shares of common stock for services rendered of $3,389,793. $517,000 of this amount was deferred as the services were not yet provided and will be amortized as the services are provided. In addition, 751,507 shares were issued on conversion of convertible notes of $751,507, and 60,000 shares were issued in satisfaction of liabilities. A $100,000 note payable was converted into 116,197 shares at $1.00 per share, which represented the $100,000 note principal and $16,197 of accrued interest.

In conjunction with the sale of stock during the year ended December 31, 2004, the Company issued warrants exercisable for three years into 757,500 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. The Company issued warrants in connection with the sale of convertible notes and warrants exercisable through December 31, 2006 into an aggregate of 796,950 shares of common stock at $0.50 per share.

The Company also issued 1,426,000 warrants to consultants and vendors in compensation for services for the year ended December 31, 2004. The warrants are excisable for three years at an exercise price ranging from $0.50 to $0.75. An additional warrant was issued to a consultant for 100,000 shares at an exercise price of $2.50 per share, expiring in December 2009.

During the year ended December 31, 2003 the Company issued 1,007,877 common shares for cash proceeds of $1,081,772 and 224,595 shares in connection with conversion of $620,657 of notes. A note outstanding as of December 31, 2002, including the interest accrued, was settled by the issue of 209,595 shares of common stock of the Company on May 15, 2003. An amount of $214,590 being the excess of the fair value of the shares over the value of the loans was included as a loss on extinguishment of debt. In addition, a note for $15,000 was settled by the issue of 15,000 shares of common stock in July 2003. An amount of $39,750 being the excess of the fair value of the shares over the value of the loans is included as a loss on extinguishment of debt. Also in 2003, the Company issued 2,016,000 shares of common stock for services of $2,016,000. The Company issued 50,000 shares of common stock in connection with the conversion of accounts payable to convertible loans. The fair value of these shares was determined to be $76,000 and this is included within general and administrative expenses in the statement of operations. See Note 3, “Note Payable and Convertible Notes.”

Also during the year ended December 31, 2003, the Managing Director of Onelink4travel Limited resigned, and 400,000 shares were cancelled by the Company and refunded at the original purchase price paid for the shares (approximately $0.005 per share after conversion for exchange rate and currency translation). In addition, 500,000 common shares issued to a company of which a director of the Company is manager were returned to the Company and cancelled. 12,000 common shares issued to a consultant were cancelled when conditions of the agreement were not fulfilled by the consultant.

During 2003, the Company issued warrants for 520,000 shares to consultants. The fair value of these warrants of $576,800 was determined using the Black-Scholes method with the following assumptions: volatility ranging from 80%-138%, a dividend yield of 0%, a risk free interest rate between 4.83% and 5.12% and a life of 1.0 – 1.04 years. All 520,000 warrants were cancelled during 2003. An additional 800,000 warrants were issued to consultants during 2003. The fair value of these warrants of $618,000 was determined by using the Black-Scholes method with the following assumptions: volatility ranging from 70% — 80%, a dividend yield of 0%, a risk free interest rate between 4.43% — 5.12% and a life of 1.00 – 1.04 years. Of those 800,000 warrants, 300,000 were cancelled in 2003.

The Company also issued 317,000 warrants in connection with convertible notes in 2003. The fair vale of these warrants of $83,144 was determined using the Black Scholes method with the following assumptions: volatility range from 80% — 180%, a dividend yield of 0%, a risk free interest rate between 4.43% — 5.06% and a life of 1.04 – 3.00 years. Also, a warrant held by a vendor at December 31, 2003 to purchase up to 250,000 shares of common stock at a price of $1.50 per share expired during 2004 and was not exercised.

The fair value of warrants granted in 2004 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions and a risk-free interest rate of 3.6%, dividend yield of 0%, volatility of 110% to 210% and an expected life of the warrants of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options and warrants.

As of December 31, 2004, there are 3,472,450 warrants outstanding with an average exercise price $0.76. A table summarizing outstanding warrants is as follows:

	Shares	Weighted average exercise price
Balance 12/31/2002	1,100,000	$1.12
Issued	817,000	$0.83
Exercised	0	$0
Cancelled	(1,100,000)	$1.12
Balance 12/31/2003	817,000	$0.83
Issued	3,080,450	$0.76
Exercised	0	$0
Cancelled	(425,000)	$1.29
Balance 12/31/2004	3,472,450	$0.76

5.   Interest expense

	2004	2003
Interest expense/(income)	$118,820	$100,553
Amortization of debt discount	1,217,914	259,077

Total	$1,336,734	$359,630

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and/or a beneficial conversion feature (see Note 3). Interest expense on debt instruments is accrued and charged to the income statement as incurred, but generally is not paid until maturity. During the years ended December 31, 2004 and December 31, 2003, $118,820 and $100,553, respectively, of interest expense was accrued and charged to the income statement, and $1,217,914 and $1,259,077, respectively, of debt discounts were amortized to the income statement as interest expense. No cash payments of interest were made during the respective periods.

6.   Income taxes

Loss before provision for income taxes consists of the following:

	December 31, 2004	December 31, 2003
United States	$(5,667,471)	$(4,859,941)
Foreign	(553,120)	(2,317,835)

Total	$(6,092,973)	$(7,177,776)

The provision for income taxes consists of the following:

	December 31, 2004	December 31, 2003
Current:
United States	$—	$—
Foreign		—

Total	—	—

Deferred income taxes:
United States	—	—
Foreign	—	—

Total deferred taxes	—	—

Total income taxes	$—	$—

The difference between the provision for income taxes and the U.S statutory income tax rate of 35% is as follows:

	December 31, 2004	December 31, 2003
Tax computed at the federal rate (34%)	$(2,115,001)	$(2,440,444)
Permanent differences	692,539	692,539
Impact of UK losses taxed at 19% rather than 34%	82,968	347,675
State Taxes: Start-up costs	(194,089)	(151,257)
Valuation allowance against net operating losses	1,533,583	1,551,487

Income tax expense	$—	$—
Effective tax rate	0%	0%

Deferred income tax assets on the balance sheet are as follows:

	December 31, 2004	December 31, 2003
Net current deferred tax assets:
Net operating losses	$3,861,795	$2,252,640
Start-up costs	51,006	76,509

Total deferred tax assets	3,912,801	2,329,149
Valuation allowance	(3,620,730)	(2,087,147)

Net deferred tax assets	292,071	242,002
Net current deferred tax liability:
Software development costs	(292,071)	(242,002)

Net deferred tax assets	$—	$—

During the years ended December 31, 2004 and December 31, 2003, the Company recognized a valuation allowance of $3,620,730 and $2,087,147, respectively, against deferred tax assets. The change of valuation allowance for the current year was a decrease of $1,533,582. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. Realization of the deferred tax assets is dependent on sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 2004 and December 31, 2003 the Company had approximately $5,479,896 and $4,785,621, respectively, of net operating losses (NOL) carryforwards in the United Kingdom, all of which has an indefinite expiration. At December 31, 2004 and December 31, 2003 the Company had approximately $1,918,668 and $466,928 of NOL carryfowards in the United States. The NOL for the year 2002 has been restated to zero in that certain tax elections under United States income tax law were not made by management relative to the above capitalized start up costs. However, these tax elections could still be available for management to utilize in the future. If management does not choose to utilize these tax elections, or to the extent they are not otherwise available, there would be no NOL income tax benefit to the company.

In addition, because greater than 50% ownership of One Link 4 Travel, Inc changed hands in the acquisition of Onelink4travel Limited, the utilization of a portion of the tax losses incurred during the 2002 period may be subject to limitation. This limitation would affect only the amount of certain losses that could be utilized in any given tax year and would not affect the total carryover amount.

7.   Loss per share

The calculation of basic and diluted loss per share is based on the following number of shares:

	2004 Number of shares	2003 Number of shares
Weighted average number of shares:
For basic and diluted loss per share	23,097,986	18,141,131

As a result of the net losses for the years ended December 31, 2004 and December 31, 2003, the potential effect of the exercise of warrants and the conversion of notes was anti-dilutive. Therefore, 7,659,901 and 3,756,782, respectively, of potentially dilutive securities have not been included in the calculation of diluted loss per common share, as they are anti-dilutive.

8.   Commitments and contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As of December 31, 2004, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licenses are expected to be determined when the Company begins to generate revenues.

In connection with the Company’s agreements with PayPal, the Company is committed to paying service fees to PayPal related to business transacted through the PayPal network. These fees are expected to be fully derived from revenue generated through the Company’s OneLink4travel system, and will be further supported by fees payable to the Company by PayPal for the Company’s generation of PayPal accounts with its customers.

In connection with the Company’s agreement with Sabre, the Company is committed to paying service fees to Sabre related to business transacted through the Sabre network. These fees are expected to be fully derived from revenue generated through the Company’s OneLink4travel system,

9.   Related party transactions

Convertible notes, net of discounts and notes payable at December 31, 2004 include $579,586 due to members of the Company’s Board of Directors. Convertible notes outstanding at December 31, 2003 include $82,000 due to a company in which a member of the Company’s Board of Directors is a manager. This note was repaid in 2004. Convertible notes at December 31, 2003 also include $120,000 due to a company in which the Company’s Chief Executive Officer is a manager. $50,000 of this note was repaid and $70,000 was converted to equity during 2004.

10.   Subsequent events

On March 10, 2005, the Company announced that it had signed processing, product integration and referral agreements with PayPal, Inc. The agreements, among other provisions, authorize the Company to offer PayPal as a payment option to travel agencies and travel industry providers located in the U.S. and Canada. With these new agreements, the Company has expanded its commitment to PayPal as its primary payment mechanism for roll-out of its services, adding the U.S. and Canadian markets to the UK and Ireland.

On April 1, 2005, the Company entered into an Acquisition Agreement (the “RCI Agreement”) with Reservation Center, Inc., a California corporation (“RCI”), and the current shareholders of RCI, who are Cary Goldberg and Jerry Goldberg, as Trustee of the Goldberg Family Trust (collectively, the “RCI Shareholders”). Pursuant to the RCI Agreement, the Company will acquire all of the issued and outstanding shares of RCI from the RCI Shareholders, and thereby will acquire all of the operations, assets and business of RCI.

RCI is engaged in the business of travel reservations, hotel marketing and other travel-related services. Through their CCRA business unit, RCI provides a negotiated-preferred rate hotel program to travel agencies via a published directory, the CCRA Internet-based portal and proprietary travel distribution networks. RCI was founded in 1972 to provide a 24-hour call center service for travel agencies that it continues to provide today amongst other services.

Subject to the terms and conditions of the RCI Agreement, and effective as of April 8, 2005 or such other date as the parties may agree (the “Closing Date”), the Company and RCI will pay $4,705,000 in consideration of (i) the transfer of RCI shares to the Company by RCI Shareholders and (ii) the transfer by Cary Goldberg to RCI of certain goodwill pursuant to a Goodwill Purchase Agreement. As express conditions to the consummation of the transactions contemplated by the RCI Agreement (i) the Company will enter into a warrant purchase agreement to acquire an outstanding warrant to purchase approximately 20% of RCI for $1,200,000; and (ii) the Company’s wholly owned subsidiary will enter into a purchase agreement to acquire certain business assets owned by a third party for a purchase price of $50,000, which assets are used to effect reservations and other travel related services necessary to RCI’s business operations. Accordingly, the total consideration for the Company’s purchase of RCI will be approximately $5,955,000, of which $4,150,000 will be paid in cash on the Closing Date, with the balance of $1,805,000 owed pursuant to promissory notes. The Company will need to obtain funding in order to complete the acquisition of RCI.

Also, as conditions to the consummation of the transactions contemplated by the RCI Agreement: (i) the Company will enter into non-competition agreements with each of Cary Goldberg and Jerry Goldberg pursuant to which Messrs. Goldberg will agree not to engage in the business of the Company or RCI for a period of five years, subject to certain terms and conditions, and (ii) RCI will enter into a consulting agreement with Cary Goldberg.

Prior to entering into the RCI Agreement, there was no material relationship between the Company or any of its affiliates and RCI or the RCI Shareholders.

On April 8, 2005, the Company entered into an Acquisition Agreement (the “TCC Agreement”) with The Call Center, LLC, a Delaware limited liability company (“TCC”), Paul S. Flannery, as Trustee of the Paul Flannery Trust under trust agreement dated July 2, 2001 and amended and restated November 26, 2003, the sole member of TCC (“Flannery Trust”) and Paul S. Flannery (“Flannery”) pursuant to which the Company will acquire from the Flannery Trust all of its interest in TCC, and thereby acquire sole ownership of TCC, including the operations, assets and business of TCC.

TCC is a marketing services company providing tele-marketing, customer service, payment collection and marketing survey services for major US corporate clients. TCC’s new multi-lingual call center is based in Reno, Nevada.

Pursuant to the terms of the TCC Agreement, in exchange for the TCC interests and effective as of April 8, 2005, the closing date (the “Closing”) of the TCC Agreement, and subject to certain conditions, the Company will issue 1,000,000 shares of its common stock to the Flannery Trust and will issue 1,000,000 shares of its common stock to an escrow agent for the benefit of the Flannery Trust, subject to terms and conditions of an escrow agreement.

On the second anniversary of the Closing, subject to certain conditions and adjustments, the Company will make a cash payment of up to $2,050,000 to the Flannery Trust, plus an amount equal to any accounts receivable surplus (the “Contingent Consideration”), which amount will be calculated pursuant to a specified formula.

Pursuant to the terms of the TCC Agreement, the Company has an irrevocable option to reacquire each of the shares held in escrow at an exercise price of $0.01 per share (the “Repurchase Option”). The Flannery Trust may elect to reduce the amount of escrowed shares subject to the Repurchase Option by canceling a portion of the outstanding principal amount of a note issued by TCC to Flannery.

The amount of Contingent Consideration payable to TCC and the number of shares eligible for purchase pursuant to the Repurchase Option by the Company are subject to adjustment pursuant to a formula based on future revenues and cash flows of TCC.

Also, pursuant to the terms of the TCC Agreement, the Company is required to pay to the Flannery Trust additional cash consideration in the event that the market price of the Company’s common stock is less than $2.50 per share on the second anniversary of the Closing. This additional consideration will equal (a) 1,000,000 plus the number of escrow shares that the Flannery Trust is entitled to retain as of the second anniversary of Closing multiplied by (b) the positive difference, if any, between $2.50 and the market value of the Company’s common stock on the second anniversary of Closing, subject to certain adjustments.

The obligations and representations of the Company are secured (i) under a security agreement under which the obligations of the Company will be secured by a security interest in the assets of TCC; and (ii) a pledge agreement under which the obligations of the Company will be secured by a pledge of the TCC membership interests.

As conditions to the consummation of the transactions contemplated by the TCC Agreement: (i) the Company will enter into an employment agreement with Flannery pursuant to which Flannery will serve as the Chief Executive Officer of TCC; (ii) the Flannery Trust and Flannery will enter into a non-competition agreement with the Company pursuant to which the Flannery Trust and Flannery will agree not to engage in the business of TCC other than for and on behalf of TCC for a period of three years, subject to certain exceptions; and (iii) Flannery may be appointed to the Board of Directors of the Company.

Prior to entering into the TCC Agreement, there was no material relationship between the Company or any of its affiliates and TCC, the Flannery Trust or Flannery.

The Company raised $1,050,000 in April 2005 from the sale of convertible notes and warrants to provide funding for the acquisition costs, for roll-out of its transaction process service and for working capital.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.(b) Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Information concerning matters in Items 9, 10, 11, 12 and 14 is incorporated by reference into a definitive proxy statement, to be filed within 120 days after the close of our fiscal year.

ITEM 13.    EXHIBITS

(a) Exhibits

Exhibit 2 Exhibit 3.1 Exhibit 3.2 Exhibit 4 Exhibit 10.1 Exhibit 10.1.1 Exhibit 10.2 Exhibit 10.3 Exhibit 10.4 Exhibit 10.5 Exhibit 10.6 Exhibit 10.7 Exhibit 10.8 Exhibit 10.9	Acquisition Agreement by and among the Company, FS2 Limited, the shareholders of FS2
Limited and Nichols & Co., LLC, dated September 12, 2002 (incorporated by reference to an exhibit to the Company's report on Form 8-K filed September 27, 2002).

Amended and Restated Certificate of Incorporation (1).

Bylaws (incorporated by reference to the Company's Form SB-2, filed February 1, 2002).

Common Stock Certificate (1).

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

Operating Agreement between FS2 Limited and International Air Transport Association
(1).*

Restricted Stock Purchase Agreement between FS2 Limited and David Bolton, dated July
24, 2002 (1).

Restricted Stock Purchase Agreement between FS2 Limited and Cornerstone Alliance, LLC
(1).

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

Exhibit 10.10

Exhibit 10.11

Exhibit 10.12

Exhibit 10.13

Exhibit 10.14

Exhibit 10.15

Exhibit 10.16

Exhibit 10.17

Exhibit 10.18

Exhibit 10.19

Exhibit 10.20

Exhibit 10.21

Exhibit 10.22

Exhibit 14

Exhibit 21

Exhibit 31.1

Exhibit 31.2

Exhibit 32	Services Agreement between FS2 Limited and Videcom International Limited (1).*

Services Agreement between FS2 Limited and Webb & Flo Inc., dated May 28, 2002 (filed herewith).*

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

Note and Warrant Purchase Agreement, dated January 6, 2004, among the Company and various lenders, together with form of Convertible Promissory Note and Warrant (2).

Agreement between the Company and Waterford Equities, Inc., dated April 9, 2003 (2).

2005 Stock Incentive Plan.

Acquisition Agreement among the Company Reservation Center, Inc. and the shareholders of Reservation Center, Inc., dated April 1, 2005.

Acquisition Agreement entered into on April 8, 2005 among the Company, The Call
Center, LLC, Paul S. Flannery, Trustee of the Paul Flannery Trust and Paul Flannery.

Pre Paid Content Distribution Agreement between Sabre EMEA Marketing Limited and the Company dated July 14, 2004.

Code of Ethics (2).

Subsidiaries of the Registrant (2).

Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of CEO and CFO pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

(2)	Incorporated by reference to an exhibit to the Company’s Report on Form 10-KSB for the year ended December 31, 2003.

*	Portions of Exhibits 10.3, 10.10, 10.11 and 10.12 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended December 31, 2004.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 15, 2005 by the undersigned, thereunto duly authorized.

ONE LINK 4 TRAVEL, INC /s/ F.W. Guerin F. W. Guerin Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 15, 2005 and in the capacities indicated below.

/s/ F.W. Guerin
F. W. Guerin
Chief Executive Officer, President, Secretary and
Director

/s/ Alan Geddes
Alan Geddes
Chief Financial Officer

/s/ Peter Boatright
Peter Boatright,
Director

/s/ Edward Nichols
Edward Nichols
Director

________________
John Herzog
Director