Form 10KSB/A
period 2004-12-31
ONE LINK 4 TRAVEL INC
filed 2005-05-02
CIK 1166161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

One Market Plaza
Spear Tower, 36th Floor
San Francisco, CA 94105
(415) 293-8277
(Address and telephone number of principal executive offices)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Class	Name of each Exchange on which Registered
None	None

Securities registered under Section 12 (g) of the Exchange Act:

$0.001 par value common stock
Title of Class

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005	ONE LINK 4 TRAVEL, INC. (Registrant) By: /s/ F.W. Guerin F. W. Guerin Chief Executive Officer

Explanatory Note

One Link 4 Travel, Inc. is amending its Annual Report on Form 10-KSB for the year ended December 31, 2004 to include the information required by Items 9, 10, 11, 12 and 14 of the Form 10-KSB. The initial filing on Form 10-KSB indicated that we would incorporate these sections of Part III by reference to our definitive proxy statement. We no longer expect to be able to file the definitive proxy statement in the applicable time frame required for incorporating by reference information into the Form 10-KSB. Accordingly, we are filing this amended Form 10-KSB/A to include such information and to remove references to the proxy statement. Except as indicated, we have made no other changes to the Form 10-KSB for the year ended December 31, 2004.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below is information regarding the executive officers and directors of One Link 4 Travel, Inc.

Name	Position
F. W. Guerin Alan K. Geddes W. Edward Nichols Peter L. Boatright John E. Herzog	Chief Executive Officer, President, Secretary and Director Chief Financial Officer Director Director Director

F. W. Guerin, age 52, became our Chief Executive Officer and a director in 2002. He has also served as an executive director of our United Kingdom subsidiary, Onelink4travel Limited, since 2002. Since 1999, he has also served as the chairman of Cornerstone Alliance, LLC, a management consulting firm. He has also served since 2001 as a director of the World Luxury Group Limited, a United Kingdom based publishing and marketing services company. From 1994 to 1999, he was president of Orbit Network Inc., a firm specializing in travel technology and on-line services. He has also served since 1998 as the President of the Board of Trustees of the Carapace Institute, a non-profit art industry trade organization. Mr. Guerin received B.S. and M.B.A. degrees from the University of California in Berkeley, California.

Alan Geddes, age 55, has over 25 years in senior financial management with public companies across software and financial services industries. Since 2000, he was consulting CFO to Netlogic Microsystems, Inc., Adaptive Broadband and Sangamo BioSciences, Inc., assisting in Netlogic’s IPO, and addressing pre-IPO requirements, Sarbanes-Oxley implementation and SEC compliance matters. Geddes’ career was established as CFO for QRS Corp., a $150M NASDAQ-traded B2B ecommerce and software application enabler, CFO for Global Med Technologies, a medical technology company, and EDNET, Inc., a broadband service provider. He commenced his career with Litton Industries as a financial analyst after graduating with an MBA in finance from Utah State University and BA from the University of California, Santa Barbara.

W. Edward Nichols, age 62, became a member of our Board of Directors in 2002. For the past several years, Mr. Nichols has been a member of the law firm of Nichols & Nichols. He is authorized to practice law in the states of Colorado and Kansas, the U.S. Federal Courts and the U.S. Supreme Court. Mr. Nichols is also the owner of Nichols and Company LLC, a management consulting firm. Mr. Nichols received a B.B.A. degree from Washburn University in Topeka, Kansas and a J.D. degree from the Washburn University School of Law.

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

John E. Herzog, age 69, is retired Chairman Emeritus of Herzog Heine Geduld, Inc. once one of the nation’s largest NASDAQ market-making firms. At the time of its acquisition in 2000 by Merrill Lynch, the firm made markets in over 9000 stocks. Mr. Herzog is currently Chairman of R.M. Smythe & Co., Inc. a company founded in 1880 that earned a reputation as the foremost source of information regarding the value of inactive and obscure stock and bond certificates. The company is now a premiere auction house specializing in antique stocks and bonds, bank notes, coins, autographs and photographs. He is also the founder of the Museum of American Financial History, a member of the Smithsonian National Board, a trustee of Randolph-Macon Woman’s College, a member of the NYU Stern School Board of Overseers, a governor of India House, and a recipient of the Ellis Island Medal. Mr. Herzog was a former Director of the Securities Industry Association and member of its New York District Economic Education Foundation.

Compliance with Section 16(a) of the Exchange Act

Based solely on our review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by us and written representations from these persons that no other reports were required for those persons, we believe that all filing requirements applicable to those persons were complied with for the fiscal year ended December 31, 2004, except that Form 4 reports were not timely filed by Peter L. Boatright, F. W. Guerin and John E. Herzog.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions. Our code of ethics was filed as Exhibit 14 to our Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Audit Committee Financial Expert

Our Board of Directors has determined that Peter L. Boatright qualifies as an “audit committee financial expert” under criteria specified by the SEC. Mr. Boatright is not “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to our chief executive officer during the fiscal years ended December 31, 2004 and December 31, 2003.

Summary Compensation Table (1) (2)

	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensa- tion	Restricted Stock Awards($)	Options (#)	LTIP Payouts ($)	All Other Compensa- tion ($)

F. W. Guerin	2004	—	—	$168,000	250,000	—	—	—
Chief Executive Officer (1)
	2003	—	—	$200,400	250,000	—	—	—

(1)	We paid no compensation directly to our executive officers in 2003 and 2004. We have a consulting services agreement with Cornerstone Alliance LLC which is managed by Mr. Guerin. In addition to the compensation set forth in the table above, as of December 31, 2004, $28,000 was owed to Cornerstone. Our agreement with Cornerstone is described below.

(2)	During the fiscal year ended December 31, 2004, we used the services of CFO’s2GO and paid this firm $40,300 in 2004 for the services of Alan Geddes. At December 31, 2004, we owed CFO's2GO an additional $53,300. Our former chief financial officer, David J. Bolton, is Group Finance Director of K3 Business Technology Group. We had a consulting services agreement with K3 and paid this firm $34,911 in cash in 2004 and $16,000 in 2003. We also issued 60,000 shares to K3 in 2004 for services rendered. At December 31, 2004, we owed K3 an additional $246,600.

In September 2002, we entered into a consulting services agreement with Cornerstone for Mr. Guerin’s services through December 31, 2004. The consulting services agreement provided that Mr. Guerin would serve as an executive officer and as a member of our Board. Pursuant to this consulting services agreement, Cornerstone was paid $14,000 per month as a Base Rate. In addition to the Base Rate, Cornerstone was entitled to receive an incentive bonus. The consulting services agreement dated September 12, 2002, and the related Restricted Stock Purchase Agreement, were modified on February 3, 2003 to reward Cornerstone with a stock grant of 200,000 shares, with the provision that no other incentive bonus would be paid for 2003 services. These shares are not subject to the transfer restrictions and right of repurchase set out in the Restricted Stock Purchase Agreement. In 2004 Cornerstone received a grant of an additional 200,000 shares of our common stock. Commencing January 2005, Mr. Guerin has been employed directly by us at a salary of $20,000 per month. We plan to enter into an employment agreement with Mr. Guerin.

Onelink4travel Limited entered into an engagement letter with Mr. Guerin regarding his appointment as a Director of Onelink4travel Limited, effective May 15, 2002. The engagement will continue unless three months written notice of termination is provided by either party. The engagement letter provides that Mr. Guerin will be paid at a rate as agreed by the Onelink4travel Board. Mr. Guerin is currently the sole director of Onelink4travel Limited. He does not receive any additional compensation for this service.

Option Grants in Fiscal Year Ended December 31, 2004; Compensation of Directors

We did not have an option plan and no stock options were granted in the fiscal year ended December 31, 2004. In 2005 we created our 2005 Stock Incentive Plan. In addition to the shares set forth above issued to Cornerstone in 2004,we granted 50,000 shares to each of Messrs Boatright, Guerin, Nichols and Herzog (or their affiliates)in connection with their services to us as directors. We also issued an additional 62,500 shares to Mr. Boatright and an additional 100,000 shares to Mr. Nichols for consulting services.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth, as of April 29, 2005, the ownership of our common stock held by each person who beneficially owns more than 5% of our common stock, each of our directors, and all of our directors and named executive officers as a group.

Beneficial Owner	Number of Shares Owned	Percentage of Ownership

F. W. Guerin (1)	2,450,000	8.0
W. Edward Nichols (2)	1,185,109	3.9
Peter L. Boatright (3)	844,140	2.8
John E. Herzog (4)	3,569,163	11.5
All directors and named executive officers as a	8,048,412	26.2
group (4 persons) (1)(2)(3)(4)
Paul S. Flannery (5)	2,260,000	7.5

(1)	Includes 850,000 shares owned by Cornerstone, a company owned and managed by Mr. Guerin, 1,150,000 shares owned by another entity controlled by Mr. Guerin and warrants to purchase 450,000 shares at $1.00 per share.

(2)	Includes shares held by Nichols and Company LLC, a company controlled by Mr. Nichols.

(3)	Includes shares held by the Boatright Family LLC and an IRA for his benefit. Also includes warrants to purchase 250,600 shares of our common stock at $.50 per share and warrants to purchase 37,500 shares at $.75 per share.

(4)	Includes warrants to purchase our common stock of the following shares and exercise prices: 584,500 shares at $.50 per share; 37,500 shares at $.75 per share; 20,000 shares at $1.00 per share; and 353,333 shares at $1.50 per share.

(5)	Includes 2,000,000 shares issued to the Paul Flannery Trust, of which 1,000,000 shares are held in escrow subject to repurchase by the Company under certain conditions, and warrants to purchase 30,000 shares at $.75 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As described in Item 10 above, we and Onelink4travel Limited have entered into various service agreements with our officers and directors. We have set forth in Item 11 information regarding the stockholdings of our officers, directors and principal shareholders. Messrs. Short, Guerin and Bolton were shareholders of Onelink4travel Limited and acquired their shares in connection with the merger of One Link 4 Travel, Inc. and Onelink4travel Limited. In 2003 and 2004 we issued shares to our officers and directors and their affiliates for services rendered as described in Item 10. Mr. Guerin’s affiliate, Cornerstone, also received a warrant in 2002 to purchase up to 450,000 shares of our common stock at $1.00 per share.

We issued 550,000 shares in 2002 to Mr. Nichols’ affiliate, Nichols and Company LLC, for services rendered. In addition, on September 13, 2002, we entered into a stock restriction and repurchase agreement with Nichols and Company LLC. Pursuant to the stock restriction and repurchase agreement, we issued 500,000 shares of our common stock to Nichols and Company LLC. In accordance with the agreement these shares were returned to us in 2003. In 2003 and 2004, we also issued an aggregate of 200,000 shares to Nichols and Company LLC for services rendered. These shares are not subject to repurchase.

In September 2003, we agreed with creditors who were owed an aggregate of $1,982,115 to convert the accounts payable into convertible notes. The notes are convertible into our common stock at $1.00 per share through January 31, 2005 at the option of the note holders. Included in this amount were $120,000 owed to Cornerstone and $102,000 owed to Nichols and Company, LLC. The note to Nichols and Company LLC was repaid in cash in 2004. The note to Cornerstone was repaid in 2004 consisting of $50,000 in cash and 75,000 shares of our common stock.

From December 2003 through April 2004 we received an aggregate of $1,105,000 from the sale of notes convertible into our common stock at $.50 per share and warrants to purchase an aggregate of 1,093,950 shares of our common stock at $.50 per share expiring on December 31, 2006. John E. Herzog invested $300,000 in this offering and received convertible notes in the principal amount of $297,000 and warrants to purchase 297,000 shares. Peter L. Boatright’s IRA invested $40,000 in this offering and his IRA received convertible notes in the principal amount of $39,600 and warrants to purchase 39,600 shares. In April 2005 Mr. Herzog and Mr. Boatright’s IRA converted all of the principal and accrued interest of their notes and received 640,967 shares and 85,384 shares, respectively, of our common stock.

From December 2004 through April 2005 we received an aggregate of $2,450,000 from the sale of notes convertible into our common stock at $1.50 per share through December 24, 2007 and warrants to purchase an aggregate of 816,666 shares of our common stock at $1.50 per share expiring in five years. John Herzog loaned us $1,000,000 in this offering and received convertible notes in the principal amount of $1,000,000 and warrants to purchase 333,333 shares.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as our independent auditors for the year ended December 31, 2003. Deloitte & Touche billed us an aggregate of $94,337 for professional services rendered in 2003, of which $91,758 consisted of audit fees. Audit fees consist of the audit of our annual financial statements, reviews of our quarterly reports on Form 10-QSB, and services that are normally provided by the idependent auditors in connection with statutory and regulatory filings or engagements for the relevant years. The remaining $2,579 was billed to us as tax fees. Tax fees consist of services for tax compliance, tax planning and tax service. Deloitte & Touche billed us $12,432 for audit fees for the year ended December 31, 2004.

Stonefield & Josephson served as our independent auditors for the year ended December 31, 2004 and billed us $35,030, all of which constituted audit fees.