Form 10QSB
period 2005-03-31
ONE LINK 4 TRAVEL INC
filed 2005-05-17
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the quarterly period ended: March 31, 2005


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

The Company had 29,986,036 shares of common stock outstanding as of May 9, 2005

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL INFORMATION


        Consolidated Condensed Balance Sheets - March 31, 2005(unaudited)
            and December 31, 2004.........................................   3
        Consolidated Condensed Statement of Operations for the three-month periods ended March 31, 2005 and 2004(unaudited)........  4
        Consolidated Condensed Statement of Stockholders' Deficit from
            inception through March 31, 2005 (unaudited)..............       5
        Consolidated Condensed Statement of Cash Flows for the three-month periods ended March 31, 2005 and 2004 (unaudited)..............  6
        Notes to Unaudited Consolidated Condensed Financial Statements ...   7

Item 2. Management's Discussion and Analysis or Plan of Operation .......   15

Item 3. Controls and Procedures .........................................   19


PART II - OTHER INFORMATION .............................................   20


Item 2. Unregistered Sales of Securities and Use of Proceeds.............   20

Item 6. Exhibits.........................................................   20


Signatures ..............................................................   21


                           ONE LINK 4 TRAVEL, INC.
                        (a development stage company)
                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                March 31, 2005   December 31,
                                                                 (unaudited)        2004
                                                                --------------  -------------
ASSETS
Cash and cash equivilants                                         $    178,026    $     95,618
Accounts receivable                                                       100             140
Prepaid expenses and other current assets                             385,833         555,788
                                                                 ------------    ------------
Total current assets                                                  563,959         651,546
                                                                 ------------    ------------

Property and equipment (net of $46,405 and
$42,022 accumulated                                                     8,323          12,391
depreciation as of March 31, 2005 and December 31, 2004)
Software development costs                                          1,515,473       1,537,214
                                                                 ------------    ------------
Total other assets                                                  1,523,796       1,549,605
                                                                 ------------    ------------

Total assets                                                        2,087,755       2,201,151
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities                                                   948,616         852,692
Accounts payable and accrued expenses                                  42,706          79,543
Related party payables                                                     --         250,000
Note payable - related party
Convertible notes (net of -0- and $84,611 discount balance
at March 31, 2005 and December 31, 2004)                            1,731,000       1,696,390
Convertible notes - related parties (net of -0- and $7,014
discount balance at March 31, 2005 and December 31, 2004)             336,600         329,586
                                                                 ------------    ------------
Total current liabilities                                           3,058,922       3,208,211
                                                                 ------------    ------------

Long-term liabilities
Convertible notes (net of $63,417 and -0- discount balance
at March 31, 2005 and December 31, 2004)                              236,583              --
Convertible notes - related parties (net of $133,204 and
-0- discount balance at March 31, 2005 and December 31, 2004)         516,796              --
Total liabilities                                                ------------    ------------
Total long- term liabilities                                          753,379              --
                                                                 ------------    ------------
Total liabilities                                                   3,812,301       3,208,211
                                                                 ------------    ------------

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding                                            --              --
Common stock, $0.001 par value, 100,000,000 shares authorized
Issued and outstanding shares: 26,224,921 as of
March 31, 2005 and 26,159,296 as of December 31, 2004                  26,225          26,160
Additional paid-in capital                                         16,801,373      16,531,935
Common stock receivable $0.001 par value, 100,000
shares issued as of March 31, 2005 and December 31, 2004             (100,000)       (100,000)
Deficit accumulated during the development stage                  (18,452,144)    (17,465,155)
                                                                 ------------    ------------
Total stockholders' deficit                                        (1,724,546)     (1,007,060)
                                                                 ------------    ------------

Total liabilities and stockholders' deficit                      $  2,087,755    $  2,201,151
                                                                 ============    ============
------------


             The accompanying Notes form an integral part of these
                   Consolidated Condensed Financial Statements


                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                                          Accumulated from
                                                                           November 6, 2000
                                            Three months ended March 31, (date of inception) to
                                                2005            2004        March 31, 2005
                                            ------------   -------------  --------------------

Sales                                       $         --    $         --     $         --
Cost of sales                                         --              --               --
                                            ------------    ------------     ------------

Gross profit                                          --              --               --

Operating expenses
Sales and marketing expenses                     149,173         188,130        2,005,245
General and administrative expenses              680,655       1,671,469       14,273,507
Depreciation and amortization                      3,997           3,313           43,807
(Gain) loss on extinguishment of debt-net             --         (18,047)          33,399
                                            ------------    ------------     ------------

Total operating expenses                         833,825       1,844,865       16,355,958
                                            ------------    ------------     ------------

Loss from operations                            (833,825)     (1,844,865)     (16,355,958)

Other income (expense), net                      (19,283)             --          108,982
Interest expense, net                           (133,881)       (287,984)      (2,205,168)
                                            ------------    ------------     ------------

Net loss                                    $   (986,989)   $ (2,132,849)    $(18,452,144)
                                            ============    ============     ============

Loss per share basic and diluted            $      (0.04)   $      (0.10)


-----------


             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements


                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                        INCEPTION THROUGH MARCH 31, 2005


                                                                                  Additional
                                                            Common stock            paid in
                                                       No of shares   Amount        capital
                                                      ------------------------- --------------
Balance, at inception (November 6, 2000)                          -   $      -   $          -

Issuance of common stock                                          2          3              -
                                                      ------------------------- --------------

Balance, December 31, 2001                                        2          3              -
                                                      ----------------------------------------

Issuance of common stock prior to
reverse takeover transactions                                26,370     40,346        529,126
Recapitalization pursuant to reverse
takeover transaction                                     13,972,728    (26,349)        26,349
Issuance of common stock                                     30,000         30         29,970
Issuance of common stock on conversion of loans             745,185        744        551,157
Issuance of common stock for services                       638,000        638        637,362
Issuance of common stock in satisfaction of
liabilities                                               1,093,204      1,093      1,092,111
Beneficial conversion feature                                     -          -        328,766
Issuance of warrants                                              -          -        130,000
Common stock paid for but not issued                        260,000        260        259,740
Net loss                                                          -          -              -
                                                      ------------------------- --------------

Balance,  December 31, 2002                              16,765,489     16,765      3,584,581
                                                      ----------------------------------------

Issuance of common stock                                  1,007,877      1,008      1,080,764
Issuance of common stock on conversion of loans             224,595        225        620,432
Issuance of common stock for services                     2,016,000      2,016      1,967,714
Issuance of common stock in satisfaction of
liabilities                                                 384,715        385        348,968
Issuance of common stock in connection with the
conversion of accounts payable to convertible loans          50,000         50         75,950
Cancellation of common stock                               (912,000)      (912)            12
Beneficial conversion feature                                                       1,060,238
Proceeds of convertible debt with detachable warrants                                  65,352
Issuance of warrants                                                                1,277,944
Stock issued upon exercise of warrants                      500,000        500        499,500
Share capital issued but unpaid
Net loss
                                                      ------------------------- --------------

Balance, December 31, 2003                               20,036,676     20,037     10,581,455
                                                      ----------------------------------------

Issuance of common stock                                  2,005,968      2,006      1,068,541
Issuance of common stock on conversion of loans             867,704        868        875,244
Issuance of common stock for services                     3,188,948      3,189      3,386,604
Issuance of common stock in satisfaction of
liabilities                                                  60,000         60         59,940
Beneficial conversion feature                                                         230,368
Issuance of warrants                                                                  487,383
Share capital issued but unpaid                                                      (157,600)
Net loss

                                                      ----------------------------------------

Balance, December 31, 2004                               26,159,296     26,160     16,531,935
                                                      ----------------------------------------

Issuance of common stock
Issuance of common stock on conversion of loans
Issuance of common stock for services                        65,625         65         61,623
Issuance of warrants                                                                  207,815
Net loss

Balance, March 31, 2005                                  26,224,921     26,225     16,801,373
(Unaudited)                                           =========================================



                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                        INCEPTION THROUGH MARCH 31, 2005
                                  (Continued)

                                                         Common                         Total
                                                          stock      Accumulated
                                                        receivable     deficit
                                                        -----------  -------------  --------------
Balance, at inception (November 6, 2000)                $        -   $          -    $          -

Issuance of common stock                                                                        3
                                                        -----------  -------------  --------------

Balance, December 31, 2001                                       -              -               3
                                                        -----------  -------------  --------------

Issuance of common stock prior to
reverse takeover transactions                                                             569,472
Recapitalization pursuant to reverse
takeover transaction                                                                            -
Issuance of common stock                                                                   30,000
Issuance of common stock on conversion of loans                                           551,901
Issuance of common stock for services                                                     638,000
Issuance of common stock in satisfaction of
liabilities                                                                             1,093,204
Beneficial conversion feature                                                             328,766
Issuance of warrants                                                                      130,000
Common stock paid for but not issued                                                      260,000
Net loss                                                               (4,194,406)     (4,194,406)
                                                        -----------  -------------  --------------

Balance,  December 31, 2002                                      -     (4,194,406)       (593,060)
                                                        -----------  -------------  --------------

Issuance of common stock                                                                1,081,772
Issuance of common stock on conversion of loans                                           620,657
Issuance of common stock for services                                                   1,969,730
Issuance of common stock in satisfaction of
liabilities                                                                               349,353
Issuance of common stock in connection with the
conversion of accounts payable to convertible loans                                        76,000
Cancellation of common stock                                                                 (900)
Beneficial conversion feature                                                           1,060,238
Proceeds of convertible debt with detachable warrants                                      65,352
Issuance of warrants                                                                    1,277,944
Stock issued upon exercise of warrants                                                    500,000
Share capital issued but unpaid                           (257,600)                      (257,600)
Net loss                                                               (7,177,776)     (7,177,776)
                                                        -----------  -------------  --------------

Balance, December 31, 2003                                (257,600)   (11,372,182)     (1,028,290)
                                                        -----------  -------------  --------------

Issuance of common stock                                                                1,070,547
Issuance of common stock on conversion of loans                                           876,112
Issuance of common stock for services                                                   3,389,793
Issuance of common stock in satisfaction of
liabilities                                                                                60,000
Beneficial conversion feature                                                             230,368
Issuance of warrants                                                                      487,383
Share capital issued but unpaid                            157,600                              -
Net loss                                                               (6,092,973)     (6,092,973)

                                                       -------------------------------------------

Balance, December 31, 2004                                (100,000)   (17,465,155)     (1,007,060)
                                                       -------------------------------------------

Issuance of common stock
Issuance of common stock on conversion of loans
Issuance of common stock for services                                                      61,688
Issuance of warrants                                                                      207,815
Net loss                                                                 (986,989)       (986,989)

Balance, March 31, 2005                                   (100,000)   (18,452,144)     (1,724,546)
Unaudited)                                             ===========================================
___________________



             The accompanying Notes form an integral part of these
                   Consolidated Condensed Financial Statements




                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                            Accumulated
                                                                                           from November 6,
                                                                                            2000 (date of
                                                             Three months ended March 31,   inception) to
                                                                2005              2004      March 31, 2005
                                                            -------------   -------------  ----------------
Cash flows from operating activities:

Net loss                                                    $   (986,989)   $ (2,132,849)   $(18,452,144)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                    3,383           3,313          45,955
  Impairment of software development costs                            --              --         622,000
  Issuance of common stock for services                           61,688       2,259,269       6,059,212
  Issuance of warrants for services                                   --         235,066       1,716,746
  Amortization of note discounts                                 102,818         260,402       1,867,835
  Gain (loss) on extinguishment of debt                               --              --          (5,627)
  Issuance of shares in satisfaction of liabilities                   --         527,000       1,514,446
  Issuance of shares in connection with
  conversion of accounts payable to convertible loans                 --              --          76,000
  Change in current assets and liabilities:
    Accounts receivable, net                                          40         218,344            (100)
    Prepaid expenses and other assets                            169,955      (1,104,817)       (385,835)
    Accounts payable and accrued expenses                         59,089        (943,710)      2,548,854
                                                            ------------    ------------    ------------
    Net cash used in operating activities                       (590,016)       (677,982)     (4,392,658)
                                                            ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                 683          (3,488)        (54,280)
  Software development costs                                      21,741        (233,000)     (1,525,765)
                                                            ------------    ------------    ------------
    Net cash used (provided by) investing activities              22,424        (236,488)     (1,580,045)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from convertible notes                                700,000         636,187       3,297,634
  Proceeds from issuance of warrants                                  --         143,813          73,402
  Proceeds from loans                                                 --              --         265,000
  Proceeds from issuance of common stock                              --         245,000       2,542,319
  Common stock receivable                                             --              --        (100,000)
  Stock issued upon exercise of warrants                              --              --         242,400
  Repayment of notes and convertible notes                       (50,000)             --        (170,026)
                                                            ------------    ------------    ------------
    Net cash provided by financing activities                    650,000       1,025,000       6,150,729
                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents              82,408         110,530         178,026
Cash and cash equivalents at beginning of period                  95,618          13,865              --
                                                            ------------    ------------    ------------

Cash and cash equivalents at end of period                  $    178,026    $    124,395    $    178,026
                                                            ============    ============    ============


Supplemental disclosures of cash flow information:
  Cash paid for interest                                    $         --    $         --    $         --
                                                            ============    ============    ============

Supplemental disclosures of non-cash investing &
financing activities:
  Conversion of accounts payable into convertible notes     $         --                    $  1,999,911
                                                            ============    ============    ============
  Conversion of notes payable and convertible
   notes to equity                                          $         --    $         --    $    864,223
                                                            ============    ============    ============
  Issuance of common stock in satisfaction of liabilities   $         --    $         --    $  1,514,446
                                                            ============    ============    ============
  Issuance of common stock for services                     $     61,688    $         --    $  6,059,210
                                                            ============    ============    ============
------------



             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of One Link 4 Travel, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements, and include the accounts of One Link 4 Travel, Inc. (a development stage company) and its wholly owned subsidiary, Onelink4travel Limited. In the opinion of management, all adjustments that are necessary for a fair and comparable presentation have been included. All material inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

2. Going Concern

The Company's financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of $986,989 for the three months ended March 31, 2005, has no sources of revenue, and has a working capital deficit of $2,494,963 and an accumulated deficit of $18,452,144 as of March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. From December 2004 through the date of this filing, the Company raised $6,450,000 in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc. (See
Note 9 "Subsequent Events"). It is anticipated that these acquisitions will mitigate prior concerns about the Company's ability to meet its financial commitments and continue the development of its products and services. The Company is confident that it can raise additional funds,should it be necessary. However, there can be no assurances that subsequent fundraising will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

3. Significant Accounting Policies

Stock Options and Warrants

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards, ("SFAS") No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options and warrants and does not recognize compensation expense other than for restricted stock, options and warrants issued to outside third parties for services. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for warrants consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be unchanged, as there were no warrants issued or outstanding (unrestricted) to employees during either period.

4. Note Payable and Convertible Notes

                                                     March 31,    December 31,
                                                       2005           2004
                                                    (Unaudited)
                                                    ----------     ----------
Convertible notes                                   $2,031,000     $1,781,001
  Less discounts                                        63,417         84,611
                                                    ----------     ----------
    Convertible notes, net                          $1,967,583     $1,696,390
                                                    ----------     ----------
Convertible notes - related party                   $  986,600     $  336,600
 Less discounts                                        133,204          7,014
                                                    ----------     ----------
  Convertible notes - related party, net            $  853,396     $  329,586
                                                    ----------     ----------
Total convertible notes                             $2,820,979     $2,025,976
                                                    ==========     ==========
Short-term
  Convertible notes                                 $1,731,000     $1,696,390
  Convertible notes - related party                    336,600        329,586
                                                    ----------     ----------
    Total short-term                                $2,067,600     $2,025,976
                                                    ----------     ----------
Long-term
  Convertible notes                                 $  236,583     $       --
  Convertible notes - related party                    516,796             --
                                                    ----------     ----------
    Total long-term                                 $  753,379     $       --
                                                    ----------     ----------
Total convertible notes                             $2,820,979     $2,025,976
                                                    ==========     ==========


On June 19, 2003 the Company issued an unsecured note that was convertible under certain terms and conditions into 66,667 common shares. The note was issued with 20,000 detachable warrants exercisable at $1.50 per share through June 19, 2006 for aggregate proceeds of $100,000. The note bears interest at 8%, and was due on December 19, 2003. The conversion option was not exercised by the expiration date and the note was extended on a month-to-month basis at 10% interest. The proceeds of the note and warrants were allocated between convertible debt and warrants on a relative fair value basis, with $14,273 allocated to warrants and $85,727 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of 4.43%, a 1.04 year life of the warrant, expected dividend yield of zero and volatility of 80%. The note provided for conversion at a 25% discount to the fair value of common stock as of the commitment date, and, in accordance with Emerging Issues Task Force 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"), the value of the beneficial conversion feature was determined to be $47,334, equal to the conversion feature's intrinsic value. The beneficial conversion feature together with the value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan. On December 31, 2004, the note was converted at a $1.00 per share into the Company's common stock. The note holder received a total of 116,107 shares, which represented the $100,000 note, plus $16,107 in accrued interest. As a part of the conversion, the Company issued 20,000 warrants, exercisable at $1.00 through December 23, 2007. The fair value of the warrants was estimated to be $15,879 using the Black Scholes model with a risk-free interest rate of 3.21%, a 3 year life of the warrant, expected dividend yield of zero and volatility of 199%.

On September 29, 2003, the Company agreed with a number of its creditors to convert $1,982,115 in amounts due to them into unsecured convertible notes at a rate of $1 of convertible note for each $1 owed. There was no substantial modification to the terms of the original debt as defined by Emerging Issues Task Force 96-19, ("Debtor's Accounting for a Modification or Exchange of Debt Instruments") and consequently no gain or loss was recorded on the conversion of the amounts payable. The notes bear interest at 5%, are convertible upon certain terms and conditions at a rate of $1.00 per share into 1,982,115 shares of common stock, and matured on January 31, 2005. Should the Company complete a financing of $3 million or greater prior to conversion, the notes may be converted, at the option of the note holder, at a conversion price equal to the price of the financing. In accordance with the requirements of Emerging Issues Task Force 98-5, the conversion feature of the loan notes was determined to be beneficial in the amount of $1,039,767, which is included in additional paid in capital and is being accounted for as a debt discount amortized as interest expense over the period of the notes. During the three months ending March 31, 2005, the Company repaid $50,000 of the notes. Upon repayment or conversion, the balance of note discounts for the repaid or converted notes was charged to the income statement as interest expense. As of the date of this filing, some of the remaining note holders have agreed to extend and preserve their conversion right and some have requested repayment.


On December 31, 2003, the Company issued unsecured notes that are convertible upon certain terms and conditions into 594,000 of common shares. The notes were issued with 594,000 detachable warrants exercisable at $0.50 per share through December 31, 2006 for aggregate proceeds of $297,000. The notes bear interest at 6%, and are convertible at a conversion rate of $0.50 per share through February 28, 2005. Should the Company complete a financing of $5 million or greater prior to conversion, the notes may be converted at a price equal to that of the financing. Should the Company close an interim financing in which it receives proceeds of $2 million but less than $5 million, the note holders may convert the notes into shares of common stock at the offering price of that transaction. If at maturity the $5,000,000 financing has not occurred and the note holders have not converted their notes, the notes may be converted into common stock at $0.50 per share. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $43,583 allocated to the warrants and $253,417 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of
5.06 %, a three year life of the warrant, expected dividend yield of zero and volatility of 180%. The conversion rate provided for conversion of the notes at $0.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds allocated to the debt were determined to have a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

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

During the first quarter of 2005, the Board of Directors, at the request of the holders, extended the maturity of the December 2003 and subsequent convertible notes to April 30, 2005, at which time the notes were extended or converted to common stock.

In December 2004, the Company received a bridge loan of $250,000 which subsequently became a convertible note.

During the first quarter of 2005, the Company issued $950,000 in unsecured notes, including the $250,000 conversion of a note payable, that are convertible upon certain terms and conditions into 633,333 shares of common stock. The notes were issued with 316,667 detachable warrants exercisable at $1.50 per share for five years for aggregate proceeds of $950,000. The notes bear interest at 10%, and are convertible at a conversion rate of $1.50 per share for five years. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $207,815 allocated to the warrants and $742,185 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate ranging from 3.76% to 4.03%, a five year life of the warrant, expected dividend yield of zero and volatility ranging from 201% to 212%. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.


5. Interest Expense


                                                   Three months ended March 31,
                                                     2005             2004
                                                     ----             ----
Interest expense                                   $ 31,064         $ 27,583
Amortization of debt discount                       102,817          260,401
                                                   --------         --------
                                                   $133,881         $287,984
                                                   --------         --------

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and/or a beneficial conversion feature (see Note 4). Interest expense on debt instruments is accrued and charged to the income statement as incurred. During the three-month periods ended March 31, 2005 and March 31, 2004 $31,064 and $27,583, respectively, of interest expense was accrued and charged to the income statement, and $102,817 and $260,401 of debt discounts were amortized to the income statement as interest expense. No cash payments of interest were made during the respective periods.


6. Comprehensive income

The Company conducts its business primarily in the currencies of the United States and the United Kingdom. The Company occasionally incurs non-operating gains and losses related to currency fluctuations that are reported as comprehensive income or loss. Historically, comprehensive income or loss has been minimal and is included in accumulated deficit.

7. Related Party Transactions

Convertible notes outstanding at March 31, 2005 and December 31, 2004 include $336,600 and $329,586, respectively, due to members of the Company's Board of Directors. Notes payable at December 31, 2004 include $250,000 due to a member of the Company's Board of Directors.

8. Recently Issued Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations --an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect that FIN 47 will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) will be effective for the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123(R). The Company expects to adopt SFAS No. 123R in the quarterly period beginning on January 1, 2006. The Company is evaluating the two methods of adoption allowed under SFAS 123R and has not yet determined which fair-value method and transitional provision it will follow. However, the Company expects that the adoption of SFAS 123(R) will have a significant impact on its results of operations. Management is still evaluating the impact of the adoption of this pronouncement.

In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The issue is how an enterprise should evaluate the aggregation criteria in paragraph 17 of Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of Statement 131. The FASB staff will propose an FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The EITF agreed that since the issues are interrelated, the effective date of this Issue should coincide with the effective date of the anticipated FSP. Accordingly, the Task Force changed the transition provisions of the consensus to delayed the effective date of this Issue. The Company will evaluate the effect of adopting the recognition and measurement guidance when the anticipated FSP is issued.

In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under Emerging Issues Task Force No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments" ("EITF 03-01"). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than- temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FSP that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

9. Subsequent Events


Acquisition of Reservation Center Inc.
--------------------------------------
On April 1, 2005, the Company filed a report on Form 8-K under Item 1.01 reporting that the Company entered into an Acquisition Agreement (the "RCI Agreement") with Reservation Center, Inc., a California corporation ("RCI"), and the current shareholders of RCI, who are Cary Goldberg and Jerry Goldberg, as Trustee of the Goldberg Family Trust (collectively, the "RCI Shareholders"). The RCI Agreement provided that the Company would acquire all of the issued and outstanding shares of RCI from the RCI Shareholders, and thereby would acquire all of the operations, assets and business of RCI.

RCI is engaged in the business of travel reservations, hotel marketing and other travel-related services. Through its CCRA business unit, RCI provides a negotiated-preferred rate hotel program to travel agencies via a published directory, the CCRA Internet-based portal and proprietary travel distribution networks. RCI was founded in 1972 to provide a 24-hour call center service for travel agencies that it continues to provide today amongst other services. The Company acquired RCI in part to leverage existing contracts with RCI's agents, hotels and a number of travel industry relationships for the launch of the Company's transaction processing service.

Subject to the terms and conditions of the RCI Agreement, and effective as of May 5, 2005 (the "Closing Date"), the Company paid RCI approximately $6,050,000 in total consideration of the Company's acquisition of RCI. Of this amount (i) approximately $4,800,000 was paid to the RCI Shareholders (which amount includes forgiveness of a promissory note in the principal amount of $95,000 owed to RCI by one of the RCI Shareholders) in consideration of the transfer of the RCI shares to the Company and (ii) the transfer by Cary Goldberg to RCI of certain goodwill pursuant to a Goodwill Purchase Agreement. In addition and as express conditions to the consummation of the transactions contemplated by the Agreement
(i) the Company entered into a warrant purchase agreement to acquire an outstanding warrant to purchase approximately 20% of RCI for $1,200,000; and
(ii) the Company's wholly owned subsidiary entered into a purchase agreement to acquire certain business assets owned by a third party for a purchase price of $50,000, which assets are used to effect reservations and other travel-related services necessary to RCI's business operations. Accordingly, the total consideration for the Company's purchase of RCI was approximately $6,050,000, of which $4,150,000 was paid in cash on the Closing Date, with the balance of $1,805,000 owed pursuant to promissory notes, some of which are convertible into shares of the Company's common stock at $2.50 per share. The principal factors used by the Company in determining the purchase price for the RCI acquisition were RCI's strong operating results, branding and contractual relationships.

It was also provided in the RCI Agreement that (i) the Company would enter into non-competition agreements with each of Cary Goldberg and Jerry Goldberg pursuant to which Messrs. Goldberg would agree not to engage in the business of the Company or RCI for a period of five years, subject to certain terms and conditions, and (ii) RCI would enter into a consulting agreement with Cary Goldberg. The Company plans to timely file an amendment to its 8-K Report regarding the RCI acquisition to include the financial statements of RCI.


Acquisition of The Call Center, LLC (TCC)
-----------------------------------------
On April 8, 2005, the Company filed a report on Form 8-K under Item 1.01 reporting that the Company entered into an Acquisition Agreement (the "TCC Agreement") with The Call Center, LLC, a Delaware limited liability company ("TCC"), Paul S. Flannery, as Trustee of the Paul Flannery Trust under trust agreement dated July 2, 2001 and amended and restated November 26, 2003, the sole member of TCC ("Flannery Trust") and Paul S. Flannery ("Flannery"). Pursuant to the TCC Agreement, the Company closed the acquisition of all of the Flannery Trust's interest in TCC, and thereby acquired sole ownership of TCC, including the operations, assets and business of TCC.

TCC is a marketing services company providing tele-marketing, customer service, payment collection and marketing survey services for major US corporate clients. TCC's new multi-lingual call center is based in Reno, Nevada. The Company acquired TCC in part to provide the Company with a substantial sales and marketing capability that can directly reach travel buyers, consumers, travel agencies, and travel suppliers on a global scale.

Pursuant to the terms of the TCC Agreement, in exchange for the TCC interests and effective as of April 8, 2005, the closing date (the "Closing") of the TCC Agreement, and subject to certain conditions, the Company issued 1,000,000 shares of its common stock to the Flannery Trust and issued 1,000,000 shares of its common stock to an escrow agent for the benefit of the Flannery Trust, subject to terms and conditions of an escrow agreement.

On the second anniversary of the Closing, subject to certain conditions and adjustments, the Company will make a cash payment of up to $2,050,000 to the Flannery Trust, plus an amount equal to any accounts receivable surplus (the "Contingent Consideration"), which amount will be calculated pursuant to a specified formula.

Pursuant to the terms of the TCC Agreement, the Company has an irrevocable option to reacquire each of the shares held in escrow at an exercise price of $0.01 per share (the "Repurchase Option"). The Flannery Trust may elect to reduce the amount of escrowed shares subject to the Repurchase Option by canceling a portion of the outstanding principal amount of a note issued by TCC to Flannery.

The amount of Contingent Consideration payable to TCC and the number of shares eligible for purchase pursuant to the Repurchase Option by the Company are subject to adjustment pursuant to a formula based on future revenues and cash flows of TCC. The principal factors used by the Company in determining the purchase price for TCC were the operating cash flow and strategic assets of TCC.

Also, pursuant to the terms of the TCC Agreement, the Company is required to pay to the Flannery Trust additional cash consideration in the event that the market price of the Company's common stock is less than $2.50 per share on the second anniversary of the Closing. This additional consideration will equal (a) 1,000,000 plus the number of escrow shares that the Flannery Trust is entitled to retain as of the second anniversary of Closing multiplied by (b) the positive difference, if any, between $2.50 and the market value of the Company's common stock on the second anniversary of Closing, subject to certain adjustments.

The obligations and representations of the Company are secured (i) under a security agreement under which the obligations of the Company will be secured by a security interest in the assets of TCC; and (ii) a pledge agreement under which the obligations of the Company will be secured by a pledge of the TCC membership interests. The employment agreement with Flannery has a two year term, subject to earlier termination by the Company for cause. Flannery will receive an annual salary of $72,000 and will be entitled to the use of a leased vehicle. The Company plans to timely file an amendment to its 8-K Report regarding the TCC acquisition to include the financial statements of TCC.


As conditions to the TCC Agreement: (i) the Company entered into an employment agreement with Flannery pursuant to which Flannery will serve as the Chief Executive Officer of TCC; (ii) the Flannery Trust and Flannery entered into a non-competition agreement with the Company pursuant to which the Flannery Trust and Flannery will agree not to engage in the business of TCC other than for and on behalf of TCC for a period of three years, subject to certain exceptions; and
(iii) Flannery may be appointed to the Board of Directors of the Company.


Convertible Debt
----------------
On May 5, 2005, the Company filed a report on Form 8-K under Item 3.02 reporting that the Company completed a convertible debt offering (the "Note Offering") in the aggregate principal amount of $6,450,000. In accordance with the terms of the Note Offering, each note may be converted at the election of the respective holder into shares of the Company's common stock at a fixed conversion price of $1.50 per share. The notes bear interest at a rate of 10% per annum and mature in December 2007. The Company has the right to pre-pay the notes after October 2006.

Also pursuant to the Note Offering, each note holder received the right to purchase the number of shares of the Company's common stock which equals one half of the number of shares into which the note holder's note is convertible, at a fixed exercise price of $1.50 per share for a period of five years.

No commissions were paid in connection with the Note Offering. The Note Offering was conducted pursuant to the exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Subsequent to March 31, 2005, $800,974 in convertible notes was converted to equity at $.50 per share and $350,000 of convertible notes was extended through August 28, 2005. In addition, $170,000 of convertible note holders have indicated a desire to extend their notes, though these extensions have not yet been completed, and $603,651 have indicated a desire to be repaid. The Company intends to extend or repay these remaining notes in the next 90 days.

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

During early 2004 we integrated into our system a proprietary system for small hotel and independent accommodation providers, and also successfully integrated our system with the Sabre Global Distribution System and performed a successful proof of concept where we performed live hotel bookings. Subsequently, on July 19, 2004, we signed an agreement with the European arm of Sabre Travel Network ("Sabre"), a business unit of Sabre Holdings, to provide us with access to their worldwide audience of travel suppliers including thousands of hotel and rental car companies.

We contracted with a global financial services provider to support our requirements in 45 countries. On August 18, 2004, we signed an agreement with eBay, Inc. subsidiary, PayPal, Inc. ("PayPal"), a global financial services provider for consumers and businesses selling products and services over the Internet. PayPal will provide the payment mechanism for our integrated booking and settlement service for transactions booked between travel agents and travel suppliers utilizing the Internet and the Sabre global distribution system. Additionally, on March 10, 2005, we signed processing, product integration and referral agreements with PayPal. The agreements, among other provisions, authorize us to offer PayPal as a payment option to travel agencies and travel industry providers located in the U.S. and Canada. With these new agreements, we expanded our commitment to PayPal as our primary payment mechanism for roll-out of our services, adding the U.S. and Canadian markets to the UK and Ireland.

On April 1, 2005 we signed an agreement to acquire Reservation Center, Inc. ("RCI") a 30 year old travel agency consortia (buying group) and 24/7 reservation center service, with 15,000 hotel and 22,000 travel agent clients, in order to leverage existing contracts with RCI's travel agents, hotels and a number of travel industry relationships for the launch of our transaction processing service. With two synergistic businesses units, RCI provides reservation center services on behalf of travel agency clients handling problems that its travelers may have, and handling after hours and overflow calls for travel arrangements. RCI also provides structured marketing programs for hotels that are targeted specifically to the travel agency channel. Revenues accrue from fees paid by hotel companies for participation in their annual "hotel book", (a paper, CD and web site based directory), advertising and promotional programs, and from transaction fees for bookings through the RCI hotel portal. Additionally, RCI receives services revenue paid by travel agencies for its 24/7 call center services. The RCI acquisition closed on May 5, 2005.

On April 8, 2005 we acquired The Call Center LLC ("TCC"), www.thecallcenterllc.com, a marketing services company providing tele-marketing, customer service, payment collection and marketing survey services for major US corporate clients. Its new state-of-the-art multi-lingual call center in Reno, Nevada has completed over two million connections per month with customers of mobile phone company T-Mobile, and other corporate clients. The call center provides us with a substantial sales and marketing capability that can directly reach travel buyers, (consumers and travel agencies), and travel suppliers on a global scale.

On May 5, 2005, we completed a convertible debt and warrant offering (the "Note Offering") in the aggregate principal amount of $6,450,000. Proceeds of the Note Offering will be utilized to provide funding for the TCC and RCI acquisition costs, for roll-out of our transaction process service and for working capital. We plan to roll-out our service in 2005.

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

Going concern

The Company's financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of $986,989 for the three months ended March 31, 2005, has no sources of revenue and has a working capital deficit of $2,494,963 and an accumulated deficit of $18,452,144 as of March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. From December 2004 through the date of this filing, the Company raised $6,450,000 in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc. (See
Note 9 "Subsequent Events"). Both of these acquisitions currently generate positive cash flow, and it is anticipated that these factors will mitigate prior concerns about the Company's ability to meet its financial commitments and continue the development of its products and services. The Company is confident that it can raise additional funds, should it be necessary. However, there can be no assurances that subsequent fundraising will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the carrying value of assets and liabilities do not purport Software development costs

Software development designed to interface and link the systems in our service, including external software development, has been capitalized in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. We have also reviewed software development costs for any impairment, and, during 2003, as a result of changes in our business strategy, we wrote off $622,000 of software development costs that we determined to be impaired. We are not aware of any further impairment at March 31, 2005.

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

Results of operations for the three- month period ended March 31, 2005 compared to the three-month period ended March 31, 2004
------------------------------------------------------------------------------

We have no revenues or profits for the period since inception, as we are a development stage company.

Sales and marketing
-------------------

Our sales and marketing expenses for the three-month periods ending March 31, 2005 and March 31, 2004 was $149,173 and $188,130, respectively. Sales and marketing expense consists primarily of consulting and professional service fees for sales consultants and marketing programs. Payroll expense decreased in the first quarter of 2005 from the comparable period of 2004 due to termination of three employees.

General and administrative
--------------------------

General and administrative expenses for the three-month periods ending March 31, 2005 and March 31, 2004 were $680,655 and $1,671,469, respectively. General and administrative expense consists primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts include non-cash expense representing the fair value of warrants and shares issued to consultants and professional service providers during the respective periods. It also includes amortization of the value of common stock issued during the first quarter of 2004 to each of our directors for their services to the Board during 2004. General and administrative expenses were reduced in the first quarter of 2005 compared to the comparable period in 2004 primarily due to a reduction in compensation paid to consultants and directors and to a reduction in our expenditures for procurement of outside services.

Depreciation
------------

Depreciation and amortization was $3,997 and $3,313 in the three-month periods ended March 31, 2005 and March 31, 2004, respectively, and is related to computer equipment.

We have incurred $2,137,473 on software capitalized development costs since our development activities commenced. These costs have been capitalized. During 2003 we determined that $622,000 of software development costs were impaired due to changes in our strategic direction. We have concluded that there is no further impairment during the three-month period ended March 31, 2005. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

(Gain) loss on extinguishment of debt - net
-------------------------------------------

During the three-month period ended March 31, 2004, we issued shares of our common stock to settle outstanding loans (see Note 4). A net gain on extinguishment of debt of $18,047 represents the excess of the value of the loans over the fair value of the shares (based on the quoted share price on the date of issue of the shares).

Interest and other income (expense)
-----------------------------------

Interest expense was $133,881 and $287,984 for the three-month periods ended March 31, 2005 and March 31, 2004, respectively, and includes $31,064 expense and $56,958 income net, incurred on convertible loans, together with note discounts of $102,817 and $344,942, respectively (see Note 5).

Net loss
--------

Our net loss was $986,989 and $2,132,849 for the three-month periods ended March 31, 2005 and March 31, 2004, respectively.

Liquidity and capital resources
-------------------------------

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2005. From December 2004 through the date of this filing, we raised $6,450,000 in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc. (See Note 9 "Subsequent Events"). It is anticipated that these acquisitions will mitigate prior concerns about the Company's ability to meet its financial commitments and continue the development of its products and services. The Company is confident that it can raise additional funds, if it should be necessary, however, there can be no assurances that subsequent fundraising will be successful.

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

PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company received $700,000 from the sale of convertible notes and warrants and converted $250,000 of notes payable to convertible notes. The convertible notes are convertible at the option of the holders into shares of common stock at $1.50 per share. The warrants related to the convertible notes are exercisable at the option of the holders into an aggregate of 316,667 shares of common stock at $1.50 per share for five years. The Company relied on Section 4(2) of the Securities Act and Regulation D, promulgated thereunder, in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.

ITEM 6. EXHIBITS

(a)  The following exhibits are filed in connection with this Report:

     No.      Description
     ---      -----------

     31.1     CEO Certification pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

     31.2     CFO Certification pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) On January 11, 2005 the Company filed a Report on Form 8-K reporting under Items 7.01 and 9.01 that Peter Crouch had been retained to oversee the rental car program development.

     On March 10, 2005 the Company filed a Report on Form 8-K reporting under Items 1.01, 7.01 and 9.01 that the Company had entered into an agreement with PayPal, Inc.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 16, 2005 by the undersigned, thereunto duly authorized.

                                    ONE LINK 4 TRAVEL, INC


                                    /s/ F.W. Guerin
                                    ---------------
                                    F. W. Guerin
                                    President and Chief Executive Officer


                                    /s/ Alan K. Geddes
                                    ------------------
                                    Alan K. Geddes
                                    Chief Financial Officer