Form 10KSB/A
period 2004-12-31
ONE LINK 4 TRAVEL INC
filed 2005-07-06
CIK 1166161

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

Explanatory Note

One Link 4 Travel, Inc. is amending Item 7 of its Report on Form 10-KSB for the year ended December 31, 2004 to modify the “Report of Independent Registered Public Accounting Firm,” including the insertion of the name of its independent registered public accounting firm, Stonefield Josephson, Inc., which name was inadvertently omitted from the initial filing of the Report. No other changes are being made to the Report with this amendment.

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
San Francisco, California

We have audited the accompanying consolidated balance sheet of One Link for Travel, Inc. and subsidiary (a Development Stage company) (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended. The consolidated financial statements of One Link 4 Travel, Inc. from inception through December 31, 2003, were audited by other auditors, whose report is dated April 14, 2004, follows. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Link for Travel, Inc. and subsidiary as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and, as discussed in Note 2 to the financial statements, the lack of reveune, deficiency in working capital at December 31, 2004, and the Company’s operating losses since inception to December 31, 2004 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
April 15, 2005

Report of Independent Registered Public Accounting Firm

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

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2005	ONE LINK 4 TRAVEL, INC. (Registrant) By: /s/ F.W. Guerin F. W. Guerin Chief Executive Officer