Form 10QSB
period 2005-06-30
ONE LINK 4 TRAVEL INC
filed 2005-08-15
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the quarterly period ended: June 30, 2005


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                                  [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The Company had 30,092,544 shares of common stock outstanding as of August 8,
2005

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL INFORMATION


        Consolidated Condensed Balance Sheets - June 30, 2005(unaudited)
            and December 31, 2004.........................................   3
        Consolidated Condensed Statement of Operations for the three and six-month periods ended June 30, 2005 and 2004(unaudited) .....  4
        Consolidated Condensed Statement of Stockholders' Equity (Deficit)
            from inception through June 30, 2005 (unaudited) .............   6
        Consolidated Condensed Statement of Cash Flows for the six-month periods ended June 30, 2005 and 2004 (unaudited) ..............  8
        Notes to Unaudited Consolidated Condensed Financial Statements ...   9

Item 2. Management's Discussion and Analysis or Plan of Operation .......   18

Item 3. Controls and Procedures .........................................   22


PART II - OTHER INFORMATION .............................................   23


Item 2. Unregistered Sales of Securities and Use of Proceeds.............   23

Item 6. Exhibits.........................................................   23


Signatures ..............................................................   24

                           ONE LINK 4 TRAVEL, INC.
                        (a development stage company)
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       June 30, 2005   December 31,
                                                        (unaudited)        2004
                                                      --------------  -------------
ASSETS
Cash and cash equivalents                              $  1,838,435    $     95,618
Accounts receivable                                         389,498             140
Prepaid expenses and other current assets                   269,269         555,788
                                                       ------------    ------------
Total current assets                                      2,497,202         651,546
                                                       ------------    ------------

Property and equipment (net of $77,742 and
$42,022 accumulated depreciation                            841,705          12,391
as of June 30, 2005 and December 31, 2004)
Software development costs                                1,438,646       1,537,214
Excess of purchase price over net tangible assets         7,241,376             ---
Intangible assets, net (Note 1)                             483,333             ---
                                                       ------------    ------------
Total other assets                                       10,005,060       1,549,605
                                                       ------------    ------------

Total assets                                             12,502,262       2,201,151
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses                     1,434,781         852,692
Related party payables                                       34,329          79,543
Bank borrowings                                              98,321             ---
Deferred revenues                                         1,651,525             ---
Note payable                                                352,440             ---
Note payable - related party                                    ---         250,000
Convertible notes (net of -0- and $84,611 discount balance
at June 30, 2005 and December 31, 2004)                     764,851       1,696,390
Convertible notes - related parties (net of -0- and $7,014
discount balance at June 30, 2005 and December 31, 2004)        ---         329,586
Capital lease obligation                                     36,129             ---
                                                       ------------    ------------
Total current liabilities                                 4,372,376       3,208,211
                                                       ------------    ------------
Commitments and contingencies (Note 8)

Long-term liabilities
Notes payable                                               619,030             ---
Convertible notes (net of $1,348,499 and -0- discount
Balance at June 30, 2005 and December 31, 2004)           6,406,501             ---
Convertible notes - related parties (net of $191,029 and
-0-discount balance at June 30, 2005 and December 31,2004)  808,971             ---
Capital lease obligations - long term                        10,199             ---
                                                       ------------    ------------
Total long- term liabilities                              7,844,701             ---
                                                       ------------    ------------
Total liabilities                                        12,217,077       3,208,211
                                                       ------------    ------------

Stockholders' equity (deficit)
Preferred stock $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding                                 ---             ---
Common stock, $0.001 par value, 100,000,000 shares authorized
Issued and outstanding shares: 29,956,855 as of
June 30, 2005 and 26,159,296 as of December 31, 2004         29,958          26,160
Additional paid-in capital                               21,072,233      16,531,935
Common stock receivable $0.001 par value, no shares issued
as of June 30, 2005 and 100,000 as of December 31, 2004         ---       (100,000)
Deferred stock-based compensation                          (195,000)            ---
Deficit accumulated during the development stage        (20,622,006)   (17,465,155)
                                                       ------------    ------------
Total stockholders' equity (deficit)                        285,185     (1,007,060)
                                                       ------------    ------------

Total liabilities and stockholders' equity            $  12,502,262    $  2,201,151
                                                       ============    ============
------------


             The accompanying Notes form an integral part of these
                   Consolidated Condensed Financial Statements


                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                                        Accumulated from
                                                                        November 6, 2000
                                         Six months ended June 30,(date of inception) to
                                          2005            2004           June 30, 2005
                                      ------------   -------------  --------------------

Revenues                                  $  1,533,397    $         --     $  1,533,397

Operating expenses
Sales and marketing expenses                   615,965         287,404        2,472,037
General and administrative expenses          3,516,788       3,039,537       17,109,640
Depreciation and amortization                   52,917           5,792           92,727
(Gain) loss on extinguishment of debt-net           --        (271,367)          33,399
                                           ------------    ------------     ------------

Total operating expenses                     4,185,670       3,061,366       19,707,803
                                           ------------    ------------     ------------

Loss from operations                        (2,652,273)     (3,061,366)     (18,174,406)

Other income (expense), net                    (86,632)          4,435           41,633
Interest expense, net                         (417,946)       (924,373)      (2,489,233)
                                           ------------    ------------     ------------

Net loss                                  $ (3,156,851)   $ (3,981,304)    $(20,622,006)
                                           ============    ============     ============

Loss per share basic and diluted          $      (0.11)   $      (0.17)


-----------


             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements


                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS



                                            Three months ended June 30,
                                                2005            2004
                                            ------------   -------------

Revenues                                    $  1,533,397    $         --

Operating expenses
Sales and marketing expenses                     466,791          99,274
General and administrative expenses            2,836,134       1,368,068
Depreciation and amortization                     48,920           2,479
(Gain) loss on extinguishment of debt-net             --        (253,320)
                                            ------------    ------------

Total operating expenses                       3,351,845       1,216,501
                                            ------------    ------------

Loss from operations                          (1,818,448)     (1,216,501)

Other income (expense), net                      (67,349)          4,435
Interest expense, net                           (284,065)       (636,389)
                                            ------------    ------------

Net loss                                    $ (2,169,862)   $ (1,848,455)
                                            ============    ============

Loss per share basic and diluted            $      (0.07)   $      (0.08)


-----------


             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        INCEPTION THROUGH JUNE 30, 2005


                                                                         Additional
                                                    Common stock            paid in
                                               No of shares   Amount        capital
                                           ----------------------------------------
Balance, at inception (November 6, 2000)                -   $      -   $          -

Issuance of common stock                                2          3              -
                                           ----------------------------------------

Balance, December 31, 2001                              2          3              -
                                           ----------------------------------------

Issuance of common stock prior to
reverse takeover transactions                      26,370     40,346        529,126
Recapitalization pursuant to reverse
takeover transaction                           13,972,728    (26,349)        26,349
Issuance of common stock                           30,000         30         29,970
Issuance of common stock on conversion of loans   745,185        744        551,157
Issuance of common stock for services             638,000        638        637,362
Issuance of common stock in satisfaction of
liabilities                                     1,093,204      1,093      1,092,111
Beneficial conversion feature                           -          -        328,766
Issuance of warrants                                    -          -        130,000
Common stock paid for but not issued              260,000        260        259,740
Net loss                                                -          -              -
                                           ----------------------------------------

Balance, December 31, 2002                     16,765,489     16,765      3,584,581
                                           ----------------------------------------

Issuance of common stock                        1,007,877      1,008      1,080,764
Issuance of common stock on conversion of loans   224,595        225        620,432
Issuance of common stock for services           2,016,000      2,016      1,967,714
Issuance of common stock in satisfaction of
liabilities                                       384,715        385        348,968
Issuance of common stock in connection
with the conversion of accounts payable to
convertible loans                                  50,000         50         75,950
Cancellation of common stock                     (912,000)      (912)            12
Beneficial conversion feature                         ---        ---      1,060,238
Proceeds of convertible debt with detachable
warrants                                              ---        ---         65,352
Issuance of warrants                                  ---        ---      1,277,944
Stock issued upon exercise of warrants            500,000        500        499,500
Share capital issued but unpaid                       ---        ---            ---
Net loss                                              ---        ---            ---
                                           ----------------------------------------

Balance, December 31, 2003                     20,036,676     20,037     10,581,455
                                           ----------------------------------------

Issuance of common stock                        2,005,968      2,006      1,068,541
Issuance of common stock on conversion of loans   867,704        868        875,244
Issuance of common stock for services           3,188,948      3,189      3,386,604
Issuance of common stock in satisfaction of
liabilities                                        60,000         60         59,940
Beneficial conversion feature                         ---        ---        230,368
Issuance of warrants                                  ---        ---        487,383
Cancellation for shares issued but unpaid             ---        ---      (157,600)
Net loss                                              ---        ---           ---
                                           ----------------------------------------

Balance, December 31, 2004                     26,159,296     26,160     16,531,935
                                           ----------------------------------------

Issuance of common stock
Issuance of common stock on conversion of loans
Issuance of common stock for services              65,625         65         61,623
Issuance of warrants                                                        207,815
Net loss for three months ended 3/31/05
                                          -----------------------------------------
Balance, March 31, 2005                        26,224,921     26,225     16,801,373

Issuance of common stock for acquisition        1,330,000      1,330      1,125,670
Issuance of common stock on conversion
of loans                                        1,788,809      1,790        986,046
Issuance of common stock for services             713,125        713        579,078
Issuance of warrants                                                      1,679,966
Cancellation for shares issued but unpaid        (100,000)      (100)       (99,900)
Net loss for three months ended 6/30/05
                                          -----------------------------------------
Balance, June 30, 2005                         29,956,855     29,958     21,072,233
(Unaudited)                               =========================================




             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        INCEPTION THROUGH JUNE 30, 2005
                                  (Continued)

                                                       Common     Deferred                     Total
                                                       stock    Stock-Based  Accumulated
                                                     receivable Compensation   deficit
                                                   -----------  ------------ ------------- --------------
Balance, at inception (November 6, 2000)           $      ---   $        --- $         ---  $        ---

Issuance of common stock                                  ---            ---           ---             3
                                                   ------------------------------------------------------

Balance, December 31, 2001                                ---            ---           ---             3
                                                   ------------------------------------------------------

Issuance of common stock prior to
reverse takeover transactions                             ---            ---           ---       569,472
Recapitalization pursuant to reverse
takeover transaction                                      ---            ---           ---           ---
Issuance of common stock                                  ---            ---           ---        30,000
Issuance of common stock on conversion of loans           ---            ---           ---       551,901
Issuance of common stock for services                     ---            ---           ---       638,000
Issuance of common stock in satisfaction of
liabilities                                               ---            ---           ---     1,093,204
Beneficial conversion feature                             ---            ---           ---       328,766
Issuance of warrants                                      ---            ---           ---       130,000
Common stock paid for but not issued                      ---            ---           ---       260,000
Net loss                                                  ---            ---    (4,194,406)   (4,194,406)
                                                   ------------------------------------------------------

Balance, December 31, 2002                                ---            ---    (4,194,406)     (593,060)
                                                   ------------------------------------------------------

Issuance of common stock                                  ---            ---           ---     1,081,772
Issuance of common stock on conversion of loans           ---            ---           ---       620,657
Issuance of common stock for services                     ---            ---           ---     1,969,730
Issuance of common stock in satisfaction of
liabilities                                               ---            ---           ---       349,353
Issuance of common stock in connection with the
conversion of accounts payable to convertible loans       ---            ---           ---        76,000
Cancellation of common stock                              ---            ---           ---          (900)
Beneficial conversion feature                             ---            ---           ---     1,060,238
Proceeds of convertible debt with detachable warrants     ---            ---           ---        65,352
Issuance of warrants                                      ---            ---           ---     1,277,944
Stock issued upon exercise of warrants                    ---            ---           ---       500,000
Share capital issued but unpaid                      (257,600)           ---           ---      (257,600)
Net loss                                                  ---            ---    (7,177,776)   (7,177,776)
                                                   ------------------------------------------------------

Balance, December 31, 2003                           (257,600)           ---   (11,372,182)   (1,028,290)
                                                   ------------------------------------------------------

Issuance of common stock                                  ---            ---           ---     1,070,547
Issuance of common stock on conversion of loans           ---            ---           ---       876,112
Issuance of common stock for services                     ---            ---           ---     3,389,793
Issuance of common stock in satisfaction of
liabilities                                               ---            ---           ---        60,000
Beneficial conversion feature                             ---            ---           ---       230,368
Issuance of warrants                                      ---            ---           ---       487,383
Cancellation for shares issued but unpaid             157,600            ---           ---           ---
Net loss                                                  ---            ---    (6,092,973)   (6,092,973)

                                                  -------------------------------------------------------

Balance, December 31, 2004                           (100,000)           ---   (17,465,155)   (1,007,060)
                                                  -------------------------------------------------------

Issuance of common stock                                  ---            ---              ---        ---
Issuance of common stock on conversion of loans           ---            ---              ---        ---
Issuance of common stock for services                     ---            ---              ---     61,688
Issuance of warrants                                      ---            ---              ---    207,815
Net loss for three months ended 3/31/05                   ---            ---         (986,989)  (986,989)

                                                  -------------------------------------------------------
Balance, March 31, 2005                              (100,000)           ---      (18,452,144)(1,724,546)

Issuance of common stock for acquisition                  ---            ---              ---  1,127,000
Issuance of common stock on conversion of loans           ---            ---              ---    987,835
Issuance of common stock for services                     ---       (195,000)             ---    384,792
Issuance of warrants                                      ---            ---              ---  1,679,966
Cancellation for shares issued but unpaid             100,000            ---              ---        ---
Net loss for three months ended 6/30/05                  ---             ---       (2,169,862)(2,169,862)

                                                  -------------------------------------------------------
Balance, June 30, 2005                                    ---       (195,000)     (20,622,006)   285,185
(Unaudited)                                       =======================================================
---------------------




             The accompanying Notes form an integral part of these
                   Consolidated Condensed Financial Statements




                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                                         Accumulated
                                                                                     from November 6,
                                                                                       2000 (date of
                                                        Six months ended June 30,      inception) to
                                                         2005              2004        June 30, 2005
                                                     --------------   -------------- ----------------
Cash flows from operating activities:

Net loss                                             $ (3,156,851)   $  (3,981,304)  $(20,622,006)

Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                            51,387           5,833          93,959
  Impairment of software development costs                    ---             ---         622,000
  Issuance of common stock for services                   641,480       2,093,397       6,639,002
  Issuance of warrants for services                       292,399         253,807       2,009,145
  Amortization of note discounts                          201,379         730,763       1,966,396
  Gain (loss) on extinguishment of debt                       ---        (271,367)         (5,627)
  Issuance of shares in satisfaction of liabilities           ---          60,000       1,514,446
  Issuance of shares in connection with
  conversion of accounts payable to convertible loans         ---             ---          76,000
  Change in current assets and liabilities:
    Accounts receivable, net                             (389,359)         329,835       (389,498)
    Prepaid expenses and other assets                     286,521         (302,140)      (269,269)
    Accounts payable and accrued expenses                (105,900)          32,360      2,383,866
    Deferred revenue                                    1,651,525              ---      1,651,525
    Accrued and other liabilities                         716,659              ---        716,659
                                                      ------------    ------------    ------------
    Net cash (used) provided by operating activities      189,240      (1,048,816)     (3,613,402)
                                                      ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                     (864,035)         (5,604)       (918,998)
  Software development costs                               98,568        (180,845)     (1,448,938)
  Compensation for covenant not to compete               (500,000)            ---        (500,000)
  Excess of cash outlay over net value
  of acquisitions                                      (4,139,585)            ---      (4,139,585)
                                                     ------------     ------------    ------------
    Net cash (used) provided by investing activities   (5,405,052)        (186,449)    (7,007,521)
                                                     ------------     ------------    ------------

Cash flows from financing activities:
  Proceeds from convertible notes                       7,351,101         796,950       9,948,735
  Proceeds from issuance of warrants                          ---           8,050          73,402
  Proceeds from loans                                         ---             ---         265,000
  Proceeds from issuance of common stock                      ---         555,547       2,442,319
  Stock issued upon exercise of warrants                      ---             ---         242,400
  Repayment of capital leases                              46,328             ---          46,328
  Repayment of notes and convertible notes               (438,800)       (110,072)       (558,826)
                                                      ------------    ------------    ------------
    Net cash provided by financing activities           6,958,629       1,250,475      12,459,358
                                                      ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents    1,742,817          15,210       1,838,437
Cash and cash equivalents at beginning of period           95,618          13,865             ---
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of period            $ 1,838,435     $    29,075     $ 1,838,435
                                                      ============    ============    ============


Supplemental disclosures of cash flow information:
  Cash paid for interest                              $       ---    $        ---    $        ---
                                                      ============    ============   ============

Supplemental disclosures of non-cash investing &
financing activities:
  Conversion of accounts payable into convertible
     notes                                            $      ---     $        ---    $  1,999,911
                                                      ============   ============    ============
  Conversion of convertible notes
     and accrued interest to equity                   $   913,950    $        ---    $  1,778,173
                                                      ===========    ============    ============
  Issuance of notes and convertible notes for
    acquisitions                                      $(1,876,470)   $        ---    $ (1,876,470)
                                                      ===========    ============    ============

  Note assumed in acquisition                         $   (98,321)   $        ---    $    (98,321)
                                                      ===========    ============    ============

  Issuance of common stock for acquisitions           $(1,127,000)   $        ---    $ (1,127,000)
                                                      ===========    ============    ============
  Issuance of common stock in satisfaction of
     liabilities                                      $       ---    $     60,000    $  1,514,446
                                                      ============   ============    ============

  Issuance of common stock for services               $   641,480    $  2,093,397    $  6,639,002
                                                      ============   ============    ============

  Common stock receivable-cancellation                $   100,000    $        ---    $        ---
                                                      ============   ============    ============
------------


             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements of One Link 4 Travel, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statement, and include the accounts of One Link 4 Travel, Inc. (a development stage company) and its wholly owned subsidiaries, Onelink4travel Limited, The Call Center, LLC and Reservation Center, Inc. In the opinion of management, all adjustments that are necessary for a fair and comparable presentation have been included. All material inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year because of the materiality of the effect of unearned income and related revenue recognition issues and normal operating expenses of the Company's newly-acquired subsidiaries. The unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Going Concern

The financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of $3,156,851 for the six months ended June 30, 2005, has a working capital deficit of $1,875,174 and an accumulated deficit of $20,622,006 as of June 30, 2005. In addition, the Company's service contract with a primary acquired customer expired on April 29, 2005, and has not yet been renewed. These factors raise substantial doubt about the Company's ability to continue as a going concern. From December 2004 through the date of this filing, the Company raised $7,850,000 in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc. as described in Note 2 "Significant Events". It is anticipated that these acquisitions, as well as elimination of redundant business functions and personnel will mitigate prior concerns about the Company's ability to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds, should it be necessary. However, there can be no assurances that subsequent fundraising will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Organization and Business Activity:

The Company, organized in Delaware in 2001, provides marketing, distribution, financial settlement and other related services for hotels, travel service providers and travel agencies. The Company's core business has been the development and introduction of a booking and settlement system for the non-airline segment of the travel industry. As described in Note 2, the Company acquired two new businesses during the quarter ended June 30, 2005. Newly acquired businesses include Computerized Corporate Rate Association ("CCRA"), a travel marketing service of Reservations Center, Inc., which, among other services, publishes a hotel directory and operates a portal for the booking of hotel reservations. Other newly acquired businesses provide 24/7 inbound customer service and support activities for travel agents and outbound telemarketing, customer service, payment collection and marketing survey services for the travel industry and other corporate clients.

Significant Accounting Policies

Revenue recognition:

The majority of marketing services are invoiced during the fourth quarter of each year for services performed during the following year. Such revenues are deferred and recognized on a pro-rata basis over the subsequent year when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Additional marketing services are provided on a performance basis for which revenue is recognized when no material performance obligations remain. Fees on bookings are deferred and not recognized until the date the service is rendered.

The Company's inbound 24/7 customer support services are invoiced in advance and revenue is deferred until services have been rendered. Additional customer support services are billed in arrears and revenue is recognized when no material performance obligations remain. The Company's outbound call center services are billed in arrears and revenue is recognized based on services rendered.

Cash and cash equivalent:

Cash and cash equivalent consist of cash held in bank demand deposits and highly liquid investments with remaining maturities of three months or less at the date of purchase.

Prepaid expenses:

The Company capitalizes payroll and other direct costs related to the preparation of the CCRA travel directory in which costs are incurred in advance of the distribution of the directories. These prepayments are expensed when the directory is distributed to customers in the subsequent year.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets.

Credit Risks and Concentration:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. Receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. Many of the uncollectible accounts result from billing disputes, in which case, net revenues are reduced. The Company places its cash in high credit quality financial institutions. At times, the amounts may be in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts.

One customer of a newly acquired business accounted for 43% of revenue for the six months ended June 30, 2005. On April 29, 2005, the Company's service contract with this customer expired. The expiration of this contract was known to the Company prior to the close of the acquisition. The purchase price was adjusted accordingly, as the customer was considered non-core. The Company is shifting core business to this facility, is negotiating for a follow-on contract with this customer and is in active negotiations with other customers.

Income taxes:

The Company accounts for income taxes in accordance with Financial Accounting Standards Statement No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year which the differences are expected to be settled or realized.

Fair value of financial statements:

The carrying value of cash, trade receivables, other current assets, accounts payable and accrued expenses approximates fair value due to their short-term nature. The carrying value of the Company's borrowings approximates fair value based on current borrowing rates.

Advertising costs:

Advertising costs, consisting primarily of print advertisements and direct mailings, are expensed as incurred.

Impairment of long-lived assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Impairment of Long-Lived Assets. SFAS No. 144 requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company completed two acquisitions during the quarter-ended June 30, 2005. The Company has engaged an independent valuation consultant who is conducting a valuation analysis for the purpose of allocating the purchase price of the acquisitions to the assets acquired and expects to complete the valuation and book appropriate entries to its financial statements in the quarter ending September 30, 2005. Since the acquisitions were completed during the quarter ended June 30, 2005, it is not practicable to include such information in this report. Until such time as the valuation is complete, management has estimated the fair value of the assets acquired and liabilities assumed. The Company has allocated the value of fixed assets acquired and liabilities assumed to their net book value (which approximates the fair market value) as of the date acquired and allocated $500,000 to a covenant not to compete. The covenant not to compete is being amortized on a straight-line basis over 60 months and is included in the balance sheet as "Intangible assets, net" of approximately $17,000 of accumulated amortization as of June 30, 2005. Depreciation and amortization of these assets commenced as of the acquisition dates. The balance of the acquisition cost over the net value of tangible assets acquired has been recorded on the balance sheet as excess of purchase price over net tangible assets.

Deferred Rent:

Certain of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between rent expense and the amount currently payable a deferred rent, which is included in current liabilities.

Stock Options and Warrants:

The Company has adopted the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options and warrants and does not recognize compensation expense other than for restricted stock, options and warrants issued to outside third parties for services. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options and warrants consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be unchanged, as there were no options or warrants issued or outstanding to employees during either period.

Recent Accounting Pronouncements:

In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by first quarter of fiscal 2007. The company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

2. Significant Events

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

The amount of Contingent Consideration payable to TCC and the number of shares eligible for purchase pursuant to the Repurchase Option by the Company are subject to adjustment pursuant to a formula based on future revenues and cash flows of TCC. Per SFAS 141, no value has been ascribed to the Contingent Consideration and Repurchase Option, as it is not known beyond a reasonable doubt that these goals will be met in the future. Should the Contingent Consideration be paid, it would result in an increase in the purchase price.

Also, pursuant to the terms of the TCC Agreement, the Company is required to pay to the Flannery Trust additional cash consideration in the event that the market price of the Company's common stock is less than $2.50 per share on the second anniversary of the Closing. This additional consideration will equal (a) 1,000,000 plus the number of escrow shares that the Flannery Trust is entitled to retain as of the second anniversary of Closing multiplied by (b) the positive difference, if any, between $2.50 and the market value of the Company's common stock on the second anniversary of Closing, subject to certain adjustments. As above, in accordance with SFAS 141, no effect has been given to the contingent consideration in these financial statements. If the share price goals are met in the future, it would not result in an adjustment to the purchase price at that time.

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

Acquisition of Reservation Center, Inc.
---------------------------------------
On May 5, 2005 (the "Closing Date"), the Company completed its acquisition of Reservation Center, Inc., a California corporation ("RCI"), pursuant to an Acquisition Agreement entered into on April 1, 2005 (the "RCI Agreement") by and among the Company, RCI, and the shareholders of RCI, who are Cary Goldberg and Jerry Goldberg, as Trustee of the Goldberg Family Trust (collectively, the "RCI Shareholders"). On the Closing Date, the Company acquired all of the issued and outstanding shares of RCI from the RCI Shareholders, and thereby acquired all of the operations, assets and business of RCI.

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

On the Closing Date, the Company and RCI paid approximately $6,050,000 in total consideration of the Company's acquisition of RCI. Of this amount (i) approximately $4,800,000 was paid to the RCI Shareholders (which amount includes forgiveness of a promissory note in the principal amount of $95,000 owed to RCI by one of the RCI Shareholders) in consideration of the transfer of the RCI shares to the Company and (ii) the transfer by Cary Goldberg to RCI of certain goodwill pursuant to a Goodwill Purchase Agreement. In addition and as express conditions to the consummation of the transactions contemplated by the Agreement
(i) the Company entered into a warrant purchase agreement with an employee of RCI to acquire an outstanding warrant to purchase approximately 20% of RCI for $1,200,000; and (ii) the Company's wholly owned subsidiary entered into a purchase agreement to acquire certain business assets owned by a third party for a purchase price of $50,000, which assets are used to effect reservations and other travel-related services necessary to RCI's business operations. Accordingly, the total consideration for the Company's purchase of RCI was approximately $6,050,000, of which $4,150,000 was paid in cash on the Closing Date, with the balance of $1,805,000 owed pursuant to promissory notes, some of which are convertible into shares of the Company's common stock at $2.50 per share.

Also, as conditions to the consummation of the transactions contemplated by the
Agreement: (i) the Company entered into non-competition agreements with each of Cary Goldberg and Jerry Goldberg pursuant to which Messrs. Goldberg agreed not to engage in the business of the Company or RCI for a period of five years, subject to certain terms and conditions, and (ii) RCI entered into a consulting agreement with Cary Goldberg.

The Company is currently conducting a valuation-analysis for the purpose of allocating the purchase price of both acquisitions to the assets acquired and expects to complete the valuation and make any adjustments to the purchase price necessary in the quarter ending September 30, 2005. Preliminary estimates are that the majority of purchase price will be allocated to hotel and travel agency customer lists, the value of assembled workforce, and goodwill.

Pro-Forma Comparative Statements of Operations
----------------------------------------------

The following table presents Condensed Consolidated Statements of Operations as if the acquisitions described above had taken place as of January 1, 2004:

                             For the six months ended,         For the three months ended,
                          June 30, 2005     June 30, 2004    June 30, 2005    June 30, 2004
                          -------------     -------------    -------------    -------------
Revenues                  $5,958,699        $6,273,440       $1,626,644       $3,136,720
Total Operating Expenses  $10,641,528       $9,358,956       $4,450,585       $4,365,296
Net Loss                  $(5,163,002)      $(4,011,342)     $(3,153,439)     $(1,863,474)
Loss per share-basic
and diluted               $(0.17)                            $(0.10)




3. Note Payable and Convertible Notes

                                                      June 30,    December 31,
                                                       2005           2004
                                                    (Unaudited)
                                                    ----------     ----------
Convertible notes                                   $8,519,851     $1,781,001
  Less discounts                                     1,348,499         84,611
                                                    ----------     ----------
    Convertible notes, net                          $7,171,352     $1,696,390
                                                    ----------     ----------
Convertible notes - related party                   $1,000,000     $  336,600
 Less discounts                                        191,029          7,014
                                                    ----------     ----------
  Convertible notes - related party, net            $  808,971     $  329,586
                                                    ----------     ----------
Total convertible notes                             $7,980,323     $2,025,976
                                                    ==========     ==========
Short-term
  Convertible notes                                 $  764,851     $1,696,390
  Convertible notes - related party                        ---        329,586
                                                    ----------     ----------
    Total short-term                                $  764,851     $2,025,976
                                                    ----------     ----------
Long-term
  Convertible notes                                 $6,406,501     $       --
  Convertible notes - related party                    808,971             --
                                                    ----------     ----------
    Total long-term                                 $7,215,472     $       --
                                                    ----------     ----------
Total convertible notes                             $7,980,323     $2,025,976
                                                    ==========     ==========

During the first quarter of 2005, the Company issued $950,000 in unsecured notes, that are convertible upon certain terms and conditions into 633,333 shares of common stock. The $950,000 in notes issued included the $250,000 loan made in December 2004. The notes were issued with 316,667 detachable warrants exercisable at $1.50 per share for five years for aggregate proceeds of $950,000. The notes bear interest at 10%, and are convertible at a conversion rate of $1.50 per share for five years. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $207,815 allocated to the warrants and $742,185 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate ranging from 3.76% to 4.03%, a five year life of the warrant, expected dividend yield of zero and volatility ranging from 201% to 212%. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

During the second quarter of 2005, the Company completed a convertible debt offering (the "Note Offering") in the aggregate principal amount of $6,900,000. In accordance with the terms of the Note Offering, each note may be converted at the election of the respective holder into shares of the Company's common stock at a conversion price of $1.50 per share. The notes bear interest at a rate of 10% per annum and mature in December 2007. The Company has the right to pre-pay the notes after October 2006. Also pursuant to the Note Offering, each note holder received warrants granting the right to purchase the number of shares of the Company's common stock which equals one-half of the number of shares into which the note holder's note is convertible, at an exercise price of $1.50 per share for a period of five years. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $1,441,845 allocated to the warrants and $5,458,155 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate ranging from 3.76% to 4.03%, a five year life of the warrant, expected dividend yield of zero and volatility ranging from 201% to 212%. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan. The common shares underlying the convertible notes and warrants contain "piggyback" registration rights if the Company should file a registration statement. If the Company intends to file a registration statement, each note holder must be notified and the common shares included in the registration statement if the note holder so chooses. No commissions were paid in connection with the Note Offering.

In connection with the RCI acquisition, the Company issued convertible notes to the sellers in the amount of $905,000 that are convertible into shares of the Company's common stock at a conversion price of $2.50 per share. The notes bear interest at a rate of 7.25% per annum and are payable in installments through February 28, 2007. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The Company also issued a note payable to an employee of RCI in the amount of $900,000. The note bears interest at 6.25% per annum and is payable in monthly installments through April 1, 2007.

In connection with the TCC acquisition, the Company has a contingent obligation, subject to certain conditions and adjustments, to make a cash payment to the seller of up to $2,050,000, plus an amount equal to a defined accounts receivable surplus. The amount of contingent consideration is subject to adjustment pursuant to a formula based on future revenues and cash flows of TCC, and is excluded from liabilities until such time as the amount of contingent consideration is fixed and determinable.

4. Interest Expense


                                                    Six months ended June 30,
                                                     2005             2004
                                                     ----             ----
Interest expense                                   $216,567        $ 193,610
Amortization of debt discount                       201,379          730,763
                                                   --------         --------
                                                   $417,946         $924,373
                                                   --------         --------

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and/or a beneficial conversion feature (see Note 3). Interest expense on debt instruments is accrued and charged to the income statement as incurred. During the six-month periods ended June 30, 2005 and June 30, 2004 $216,567 and $193,610, respectively, of interest expense was accrued and charged to the income statement, and $201,379 and $730,763 of debt discounts were amortized to the income statement as interest expense. No cash payments of interest were made during the respective periods.

5. Comprehensive income

The Company conducts its business primarily in the currencies of the United States and the United Kingdom. The Company occasionally incurs non-operating gains and losses related to currency fluctuations that are reported as comprehensive income or loss. Comprehensive income or loss is included in accumulated deficit as foreign currency losses to date have been immaterial and have therefore not been separately stated


6. Related Party Transactions

Convertible notes outstanding at June 30, 2005 and December 31, 2004 include $808,971 and $329,586, respectively, due to members of the Company's Board of Directors. Notes payable at December 31, 2004 include $250,000 due to a member of the Company's Board of Directors.

7.  Bank borrowings

As of June 30, 2005, the Company owed approximately $98,000 under a line of credit facility with a bank that was obtained by RCI prior to its acquisition. The making of advances under the line of credit is within the complete discretion of the bank and was frozen as of the closing date of the acquisition. The line of credit matures October 11, 2005, is guaranteed by the former owner of RCI and is subject to a finance fee equal to the bank's prime rate plus 1.25% per annum.

8.  Commitments and Contingencies

Lease
-----

The Company rents office space in Nevada under operating lease agreements which expire in 2008. The lease agreements provide for an annual adjustment based on inflation. The Company also rents office space in California on a month-to-month basis.

Future minimum payments under the operating leases are as follows:

       Year Ending December 31,
                  2005                                        $ 152,584
                  2006                                          314,323
                  2007                                          323,752
                  2008                                           27,045
                                                              ---------
                                                              $ 817,704
                                                              =========

Litigation
----------

The Company is subject to various notices regarding potential legal proceedings and claims, which have arisen in the ordinary course of business. It is impossible for the Company to predict with any certainty the outcome of any such notices. However, Management is of the opinion, based upon information presently available, that it is unlikely that any such liability, to the extent not provided for through insurance or otherwise, would be material to the Company's consolidated financial position or results of operations.

9. Subsequent Events

On August 11, 2005, the Company issued a press release announcing organizational changes in its two newly acquired U.S. subsidiaries, Reservation Center Inc.
and The Call Center LLC, to improve the company's business focus and efficiencies in preparation for the rollout of its core service later this year.

Effective immediately, operations for Reservation Center Inc. and The Call Center will be redistributed through the creation of the following two business units:

    -- Onelink4travel Call Center Services (Agoura Hills, CA and Reno, NV) -- formed from the outbound call center services of Reno-based The Call Center and the 24/7 inbound call support services of Agoura Hills-based Reservation Center Inc., Onelink4travel Call Center Services will offer a complete menu of marketing and customer support capabilities to hotels, travel agents and other travel industry customers.
    -- CCRA International (Agoura Hills, CA) -- this former division of Reservation Center Inc. will now operate as a fully-formed unit of Onelink4travel. The unit will aggressively expand its well-known and established hotel marketing program worldwide by promoting its CCRAplus portal within current and new agency groups and consortia.


Leading Onelink4travel Call Center Services will be Jim Day, formerly VP/Operations for Reservation Center Inc. Day, a former senior executive at Carlson Wagonlit Travel and The Hertz Corporation, becomes Onelink4travel Vice President, Call Center Services. Paul Flannery, formerly CEO of The Call Center, will assume a new role as special consultant and advisor to the Onelink4travel, Inc. board of directors.

Frances Kiradjian, who took CCRA from relative obscurity 12 years ago to its current status as a leader in innovative hotel marketing, will continue as that unit's president and CEO.

The organizational changes are intended to streamline corporate operations and provide new opportunities for growth by consolidating call center resources to better meet travel industry customer demands. It will be a strong component of the Company's overall offerings as it launches its core Onelink4travel service later this year.

Onelink4travel Ltd., led by Managing Director Kerry Wilce, is the third business unit of Onelink4travel. The unit, to commence formal operations in the U.S. and Europe according to a schedule to be announced in September, will eventually give travel agents the ability to book various types of inventory via thousands of industry suppliers over the Internet and through their existing distribution systems, enabling those agents to retain their commissions upfront.

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


Overview and Outlook
--------------------

One Link 4 Travel, Inc. is a transaction processing business that is planning to launch the first integrated booking and financial settlement service for the global non-airline travel industry in 2005 with our key suppliers, Sabre Travel Network and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, we expect to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. Our revenue will be earned from transaction fees paid by travel suppliers.

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

On April 8, 2005 we acquired The Call Center LLC ("TCC"), a marketing services company providing tele-marketing, customer service, payment collection and marketing survey services for major US corporate clients. Its new state-of-the-art multi-lingual call center in Reno, Nevada has completed over two million connections per month with customers of mobile phone company T-Mobile, and other corporate clients. The call center provides us with a substantial sales and marketing capability that we are now directing towards travel buyers, (consumers and travel agencies), and travel suppliers on a global scale.

On May 5, 2005 we closed an agreement to acquire Reservation Center, Inc. ("RCI") a 28 year old travel agency consortia (buying group) and 24/7 reservation center service, with 13,000 hotel and 22,000 travel agent clients, in order to leverage existing contracts with RCI's travel agents, hotels and a number of travel industry relationships for the launch of our transaction processing service. With two synergistic businesses units, RCI provides reservation center services on behalf of travel agency clients handling problems that its travelers may have, and handling after hours and overflow calls for travel arrangements. RCI also provides structured marketing programs for hotels that are targeted specifically to the travel agency channel. Revenues accrue from fees paid by hotel companies for participation in their annual "hotel book", (a paper, CD and web site based directory), advertising and promotional programs, and from transaction fees for bookings through the RCI hotel portal. Additionally, RCI receives services revenue paid by travel agencies for its 24/7 call center services. The RCI acquisition closed on May 5, 2005.


For the six months ended June 30, 2005, we completed a convertible debt and warrant offering (the "Note Offering") in the aggregate principal amount of $7,850,000. Proceeds of the Note Offering will be utilized to provide funding for the TCC and RCI acquisition costs, for roll-out of our transaction process service and for working capital. We plan to roll-out our service in 2005.

Our corporate headquarters office is located at One Market Plaza, San Francisco, California, and our operations are located in Reading, United Kingdom, Reno, Nevada and Agoura Hills, California. Our web site is located at www.onelink4travel.com.

Critical accounting policies
----------------------------

A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that the following accounting policies fit this definition (also, see Note 1 "Organization and Summary of Significant Accounting Policies").

Going concern

The Company's financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of $3,156,851 for the six months ended June 30, 2005, has a working capital deficit of $1,875,174 and an accumulated deficit of $20,622,006 as of June 30, 2005. In addition, a service contract with a primary acquired customer expired on April 29, 2005, and has not yet been renewed. These factors raise substantial doubt about the Company's ability to continue as a going concern. Since December 2004, the Company raised $7,850,000 in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc. (See Note 2 "Significant Events"). It is anticipated that these acquisitions, as well as elimination of redundant business functions and personnel will mitigate prior concerns about the Company's ability to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds, should it be necessary. However, there can be no assurances that subsequent fundraising will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Software development costs

Software development designed to interface and link the systems in our service, including external software development, has been capitalized in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. We have also reviewed software development costs for any impairment, and, during 2003, as a result of changes in our business strategy, we wrote off $622,000 of software development costs that we determined to be impaired. We are not aware of any further impairment at June 30, 2005.

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

Results of operations for the three- and six-month periods ended June 30, 2005 compared to the three- and six-month periods ended June 30, 2004
------------------------------------------------------------------------------

Revenues
--------

Revenues were $1,533,397 for both the three and six- month periods ended June 30, 2005. There were no revenues in either of the comparable periods in 2004. All of the 2005 revenues were attributable to businesses acquired during the second quarter of 2005, as described in Overview and Outlook above. One customer of a newly acquired company accounted for 43% of the revenue for the six months ended June 30, 2005. On April 29, 2005, this company's service contract with this customer expired. Although the expiration of this contract was known to us prior to the close of the acquisition, the customer was considered non-core and the purchase price was adjusted accordingly. We are shifting core business to this facility, negotiating for a follow-on contract with this customer and are in active negotiations with other customers.

Sales and marketing
-------------------

Our sales and marketing expenses for the three-month periods ended June 30, 2005 and June 30, 2004 were $466,791 and $99,274, respectively, an increase of $367,517, or 370%. Our sales and marketing expenses for the six-month periods ending June 30,2005 and June 30, 2004 were $615,965 and $287,404, respectively, an increase of $328,561, or 114%. Sales and marketing expense consisted primarily of consulting and professional service fees for sales consultants and marketing programs. The increase in both periods was primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $322,000).

General and administrative
--------------------------

General and administrative expenses for the three-month periods ended June 30, 2005 and June 30, 2004 were $2,836,134 and $1,368,068, respectively, an increase of $1,468,066, or 107%. General and administrative expenses for the six-month periods ended June 30, 2005 and June 30, 2004 were $3,516,788 and $3,039,537, respectively, an increase of $477,251, or 16%. General and administrative expense consisted primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts included non-cash expense representing the fair value of warrants and shares issued to consultants and professional service providers during the respective periods. It also included amortization of the value of common stock issued during the first quarter of 2004 to each of our directors for their services to the Board during 2004. The increase in both periods was primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $1,267,000). The increases related to the acquired businesses were offset, in part, by a reduction in compensation paid to consultants and directors and by a reduction in our expenditures for procurement of outside services.

Depreciation
------------

Depreciation and amortization were $48,920 and $2,479 in the three-month periods ended June 30, 2005 and June 30, 2004, respectively, an increase of $46,441, or 1,873%. Depreciation and amortization were $52,917 and $5,792 in the six-month periods ended June 30, 2005 and June 30, 2004, respectively, an increase of $47,125, or 814%. The increase in both periods is primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $45,000).


We have incurred $2,060,646 on software development costs since our development activities commenced. These costs have been capitalized. During 2003 we determined that $622,000 of software development costs were impaired due to changes in our strategic direction. We concluded that there was no further impairment during the three-month period ended June 30, 2005. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

(Gain) loss on extinguishment of debt - net
-------------------------------------------

During the three and six-month periods ended June 30, 2004, we issued shares of our common stock to settle outstanding loans. A net gain on extinguishment of debt of $253,320 and $271,367 for the three and six-month periods, respectively, represents the excess of the value of the loans over the fair value of the shares based on the quoted share price on the date of issue of the shares.

Interest and other income (expense)
-----------------------------------

Interest expense was $284,065 and $636,389 for the three-month periods ended June 30, 2005 and June 30, 2004, respectively, a decrease of $352,324, or 55%. Interest expense was $417,946 and $924,373 for the six-month periods ended June 30, 2005 and June 30, 2004, respectively, a decrease of $506,427, or 55%. Interest expense consisted primarily of interest accrued on debt instruments and amortization of note discounts (see Note 4).

Net loss
--------

Our net loss was $2,169,862 and $1,848,455 for the three-month periods ended June 30, 2005 and June 30, 2004, respectively. Our net loss was $3,156,851 and $3,981,304 for the six-month periods ended June 30, 2005 and June 30, 2004, respectively.

Liquidity and capital resources
-------------------------------

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2005. From December 2004 through the date of this filing, we raised $7,850,000 in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc., as described in Note 2 "Significant Events". It is anticipated that these acquisitions will mitigate prior concerns about the Company's ability to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds, if it should be necessary, however, there can be no assurances that subsequent fundraising will be successful.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2005, the Company received $7,850,000 from the sale of convertible notes and warrants. The convertible notes are convertible at the option of the holders into shares of common stock at $1.50 per share. The warrants related to the convertible notes are exercisable by the holders into an aggregate of 2,300,000 shares of common stock at $1.50 per share for five years. The Company relied on Section 4(2) of the Securities Act and Regulation D, promulgated thereunder, in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed in connection with this Report:

     No.      Description
     ---      -----------

     31.1     CEO Certification pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

     31.2     CFO Certification pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  On April 5, 2005 the Company filed a Report on Form 8-K reporting items
     1.01 and 9.01 that on April 1, 2005, the Company had entered into an Acquisition Agreement (the "Agreement") with Reservation Center, Inc., a California corporation ("RCI"), and the current shareholders of RCI, who are Cary Goldberg and Jerry Goldberg, as Trustee of the Goldberg Family Trust (collectively, the "RCI Shareholders"). Pursuant to the Agreement, the Company will acquire all of the issued and outstanding shares of RCI from the RCI Shareholders, and thereby will acquire all of the operations, assets and business of RCI.

     On April 8, 2005 the Company filed a Report on Form 8-K reporting items
     1.01 and 2.01 that on April 8, 2005, the Company had entered into an Acquisition Agreement with The Call Center, LLC, a Delaware limited liability company ("TCC"), Paul S. Flannery, as Trustee of the Paul Flannery Trust under trust agreement dated July 2, 2001 and amended and restated November 26, 2003, the sole member of TCC ("Flannery Trust") and Paul S. Flannery ("Flannery") pursuant to which the Company will acquire from the Flannery Trust all of its interest in TCC, and thereby acquire sole ownership of TCC, including the operations, assets and business of TCC.

     On May 5, 2005 the Company filed a Report on Form 8-K reporting items 3.02,
     7.01 and 9.01 that on May 5, 2005, the Company had issued a press release entitled "One Link 4 Travel Closes on $6 Million Funding".

     On May 9, 2005 the Company filed a Report on Form 8-K reporting items 2.01,
     7.01 and 9.01 that on May 5, 2005 (the "Closing Date"), the Company had completed its acquisition of Reservation Center, Inc., a California corporation ("RCI"), pursuant to an Acquisition Agreement entered into on April 1, 2005 (the "Agreement") by and among the Company, RCI, and the shareholders of RCI, who are Cary Goldberg and Jerry Goldberg, as Trustee of the Goldberg Family Trust (collectively, the "RCI Shareholders"). On the Closing Date, the Company acquired all of the issued and outstanding shares of RCI from the RCI Shareholders, and thereby acquired all of the operations, assets and business of RCI.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 15, 2005 by the undersigned, thereunto duly authorized.

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