Form 10QSB
period 2005-09-30
ONE LINK 4 TRAVEL INC
filed 2005-11-14
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the quarterly period ended: September 30, 2005


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

The Company had 30,167,545 shares of common stock outstanding as of November 7, 2005

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL INFORMATION


        Consolidated Condensed Balance Sheets - September 30, 2005(unaudited)
            and December 31, 2004...........................................  3
        Consolidated Condensed Statements of Operations for the three and nine-month periods ended September 30, 2005 and 2004(unaudited). 4 Consolidated Condensed Statement of Stockholders' Equity (Deficit)
            from inception through September 30, 2005 (unaudited) ..........  6
        Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004 (unaudited) ..........  8
        Notes to Unaudited Consolidated Condensed Financial Statements .....  9

Item 2. Management's Discussion and Analysis or Plan of Operation .......... 19

Item 3. Controls and Procedures ...........................................  23


PART II - OTHER INFORMATION ...............................................  24


Item 2. Unregistered Sales of Securities and Use of Proceeds...............  24

Item 6. Exhibits...........................................................  24


Signatures ................................................................  25

                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30,    December 31,
                                                      2005(unaudited)      2004
                                                      --------------  -------------
ASSETS
Cash and cash equivalents                              $    274,345    $     95,618
Accounts receivable, net                                    242,833             140
Prepaid expenses and other current assets                   261,134         555,788
                                                       ------------    ------------
Total current assets                                        778,312         651,546
                                                       ------------    ------------

Property and equipment (net of $78,623 and
$42,022 accumulated depreciation                            497,278          12,391
as of September 30, 2005 and December 31, 2004)
Software development costs                                1,472,240       1,537,214
Goodwill                                                  7,507,142              --
Intangible assets, net (Note 1)                             458,333              --
Other assets                                                 63,991              --
                                                       ------------    ------------
Total other assets                                        9,998,984       1,549,605
                                                       ------------    ------------

Total assets                                             10,777,296       2,201,151
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses                     1,612,900         852,692
Related party payables                                      108,225          79,543
Bank borrowings                                              98,321              --
Deferred revenues                                           859,619              --
Notes payable                                               550,319         250,000
Convertible notes (net of $84,611 discount
balance at December 31, 2004)                             1,280,351       1,696,390
Convertible notes - related parties (net of $7,014
discount balance at December 31, 2004)                           --         329,586
Capital lease obligations                                    21,475              --
                                                       ------------    ------------
Total current liabilities                                 4,531,210       3,208,211
                                                       ------------    ------------
Commitments and contingencies (Note 8)

Long-term liabilities
Note payable                                                349,990              --
Convertible notes (net of $1,330,260 discount
balance at September 30, 2005)                             6,369,740              --
Convertible notes - related parties (net of $171,652
discount balance at September 30, 2005)                     828,348              --
Other long-term liabilities                                  47,812              --
                                                       ------------    ------------
Total long- term liabilities                              7,595,890              --
                                                       ------------    ------------
Total liabilities                                        12,127,100       3,208,211
                                                       ------------    ------------

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding                      --              --
Common stock, $0.001 par value, 100,000,000 shares
authorized Issued and outstanding shares: 30,167,545
as of September 30, 2005 and 26,159,296 as of
December 31, 2004                                            30,168          26,160
Additional paid-in capital                               21,489,195      16,531,935
Common stock receivable $0.001 par value, no shares
issued as of September 30, 2005 and 100,000 as of
December 31, 2004                                                --       (100,000)
Deferred stock-based compensation                          (175,500)             --
Deficit accumulated during the development stage        (22,693,667)   (17,465,155)
                                                       ------------    ------------
Total stockholders' deficit                              (1,349,804)    (1,007,060)
                                                       ------------    ------------

Total liabilities and stockholders' deficit           $  10,777,296    $  2,201,151
                                                       ============    ============
------------


             The accompanying Notes form an integral part of these
                   Consolidated Condensed Financial Statements


                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                        Accumulated from
                                                                        November 6, 2000
                                      Nine months ended September 30,(date of inception) to
                                          2005            2004        September 30, 2005
                                      ------------   -------------  --------------------

Revenues                                  $  2,859,986    $         --     $  2,859,986

Operating expenses
Sales and marketing expenses                   862,269         371,681        2,718,341
General and administrative expenses          6,194,864       3,492,954       19,787,716
Depreciation and amortization                  107,803           9,319          147,613
(Gain) loss on extinguishment of debt-net           --        (270,516)          33,399
                                           ------------    ------------     ------------

Total operating expenses                     7,164,936       3,603,438       22,687,069
                                           ------------    ------------     ------------

Loss from operations                        (4,304,950)     (3,603,438)     (19,827,083)

Other income (expense), net                   (109,093)         52,289           19,172
Interest expense, net                         (814,469)     (1,094,599)      (2,885,756)
                                           ------------    ------------     ------------

Net loss                                  $ (5,228,512)   $ (4,645,748)    $(22,693,667)
                                           ============    ============     ============

Shares used in computing basic and
 diluted net loss per share                 28,219,086      22,118,620

Net loss per share basic and diluted      $      (0.19)   $      (0.21)


-----------


             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements


                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                           Three months ended September 30,
                                                2005            2004
                                            ------------   -------------

Revenues                                    $  1,326,589    $         --

Operating expenses
Sales and marketing expenses                     246,304          84,277
General and administrative expenses            2,678,076         453,417
Depreciation and amortization                     54,886           3,527
(Gain) loss on extinguishment of debt-net             --             851
                                            ------------    ------------

Total operating expenses                       2,979,266         542,072
                                            ------------    ------------

Loss from operations                          (1,652,677)       (542,072)

Other income (expense), net                      (22,461)         47,854
Interest expense, net                           (396,523)       (170,226)
                                            ------------    ------------

Net loss                                    $ (2,071,661)   $   (664,444)
                                            ============    ============

Shares used in computing basic and
 diluted net loss per share                   30,044,350      23,704,151

Loss per share basic and diluted            $      (0.07)   $      (0.03)


-----------


             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      INCEPTION THROUGH SEPTEMBER 30, 2005


                                                                         Additional
                                                    Common stock            paid in
                                               No of shares   Amount        capital
                                           ----------------------------------------
Balance, at inception (November 6, 2000)                -   $      -   $          -

Issuance of common stock                                2          3              -
                                           ----------------------------------------

Balance, December 31, 2001                              2          3              -
                                           ----------------------------------------

Issuance of common stock prior to
reverse takeover transactions                      26,370     40,346        529,126
Recapitalization pursuant to reverse
takeover transaction                           13,972,728    (26,349)        26,349
Issuance of common stock                           30,000         30         29,970
Issuance of common stock on conversion of loans   745,185        744        551,157
Issuance of common stock for services             638,000        638        637,362
Issuance of common stock in satisfaction of
liabilities                                     1,093,204      1,093      1,092,111
Beneficial conversion feature                           -          -        328,766
Issuance of warrants                                    -          -        130,000
Common stock paid for but not issued              260,000        260        259,740
Net loss                                                -          -              -
                                           ----------------------------------------

Balance, December 31, 2002                     16,765,489     16,765      3,584,581
                                           ----------------------------------------

Issuance of common stock                        1,007,877      1,008      1,080,764
Issuance of common stock on conversion of loans   224,595        225        620,432
Issuance of common stock for services           2,016,000      2,016      1,967,714
Issuance of common stock in satisfaction of
liabilities                                       384,715        385        348,968
Issuance of common stock in connection
with the conversion of accounts payable to
convertible loans                                  50,000         50         75,950
Cancellation of common stock                     (912,000)      (912)            12
Beneficial conversion feature                         ---        ---      1,060,238
Proceeds of convertible debt with detachable
warrants                                              ---        ---         65,352
Issuance of warrants                                  ---        ---      1,277,944
Stock issued upon exercise of warrants            500,000        500        499,500
Share capital issued but unpaid                       ---        ---            ---
Net loss                                              ---        ---            ---
                                           ----------------------------------------

Balance, December 31, 2003                     20,036,676     20,037     10,581,455
                                           ----------------------------------------

Issuance of common stock                        2,005,968      2,006      1,068,541
Issuance of common stock on conversion of loans   867,704        868        875,244
Issuance of common stock for services           3,188,948      3,189      3,386,604
Issuance of common stock in satisfaction of
liabilities                                        60,000         60         59,940
Beneficial conversion feature                         ---        ---        230,368
Issuance of warrants                                  ---        ---        487,383
Cancellation for shares issued but unpaid             ---        ---      (157,600)
Net loss                                              ---        ---           ---
                                           ----------------------------------------

Balance, December 31, 2004                     26,159,296     26,160     16,531,935
                                           ----------------------------------------

Issuance of common stock
Issuance of common stock on conversion of loans
Issuance of common stock for services              65,625         65         61,623
Issuance of warrants                                                        207,815
Net loss for three months ended 3/31/05
                                          -----------------------------------------
Balance, March 31, 2005                        26,224,921     26,225     16,801,373

Issuance of common stock for acquisitions       1,350,000      1,350      1,143,650
Issuance of common stock on conversion
of loans                                        1,788,809      1,790        986,046
Issuance of common stock for services             693,125        693        561,098
Issuance of warrants                                                      1,679,966
Cancellation for shares issued but unpaid        (100,000)      (100)       (99,900)
Net loss for three months ended 6/30/05
                                          -----------------------------------------
Balance, June 30, 2005                         29,956,855     29,958     21,072,233

Issuance of common stock on conversion
of loans                                          103,063        102         53,923
Issuance of common stock for services             107,626        108         81,837
Issuance of warrants                                                        119,752
Issuance of stock options for services                                      161,450
Net loss for three months ended 9/30/05
                                          -----------------------------------------
Balance, September 30, 2005                    30,167,545     30,168     21,489,195
(Unaudited)                               =========================================




             The accompanying Notes form an integral part of these
                  Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC
                          (a development stage company)
       CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      INCEPTION THROUGH SEPTEMBER 30, 2005
                                   (Continued)

                                                       Common     Deferred                     Total
                                                       stock    Stock-Based  Accumulated
                                                     receivable Compensation   deficit
                                                   -----------  ------------ ------------- --------------
Balance, at inception (November 6, 2000)           $      ---   $        --- $         ---  $        ---

Issuance of common stock                                  ---            ---           ---             3
                                                   ------------------------------------------------------

Balance, December 31, 2001                                ---            ---           ---             3
                                                   ------------------------------------------------------

Issuance of common stock prior to
reverse takeover transactions                             ---            ---           ---       569,472
Recapitalization pursuant to reverse
takeover transaction                                      ---            ---           ---           ---
Issuance of common stock                                  ---            ---           ---        30,000
Issuance of common stock on conversion of loans           ---            ---           ---       551,901
Issuance of common stock for services                     ---            ---           ---       638,000
Issuance of common stock in satisfaction of
liabilities                                               ---            ---           ---     1,093,204
Beneficial conversion feature                             ---            ---           ---       328,766
Issuance of warrants                                      ---            ---           ---       130,000
Common stock paid for but not issued                      ---            ---           ---       260,000
Net loss                                                  ---            ---    (4,194,406)   (4,194,406)
                                                   ------------------------------------------------------

Balance, December 31, 2002                                ---            ---    (4,194,406)     (593,060)
                                                   ------------------------------------------------------

Issuance of common stock                                  ---            ---           ---     1,081,772
Issuance of common stock on conversion of loans           ---            ---           ---       620,657
Issuance of common stock for services                     ---            ---           ---     1,969,730
Issuance of common stock in satisfaction of
liabilities                                               ---            ---           ---       349,353
Issuance of common stock in connection with the
conversion of accounts payable to convertible loans       ---            ---           ---        76,000
Cancellation of common stock                              ---            ---           ---          (900)
Beneficial conversion feature                             ---            ---           ---     1,060,238
Proceeds of convertible debt with detachable warrants     ---            ---           ---        65,352
Issuance of warrants                                      ---            ---           ---     1,277,944
Stock issued upon exercise of warrants                    ---            ---           ---       500,000
Share capital issued but unpaid                      (257,600)           ---           ---      (257,600)
Net loss                                                  ---            ---    (7,177,776)   (7,177,776)
                                                   ------------------------------------------------------

Balance, December 31, 2003                           (257,600)           ---   (11,372,182)   (1,028,290)
                                                   ------------------------------------------------------

Issuance of common stock                                  ---            ---           ---     1,070,547
Issuance of common stock on conversion of loans           ---            ---           ---       876,112
Issuance of common stock for services                     ---            ---           ---     3,389,793
Issuance of common stock in satisfaction of
liabilities                                               ---            ---           ---        60,000
Beneficial conversion feature                             ---            ---           ---       230,368
Issuance of warrants                                      ---            ---           ---       487,383
Cancellation for shares issued but unpaid             157,600            ---           ---           ---
Net loss                                                  ---            ---    (6,092,973)   (6,092,973)

                                                  -------------------------------------------------------

Balance, December 31, 2004                           (100,000)           ---   (17,465,155)   (1,007,060)
                                                  -------------------------------------------------------

Issuance of common stock                                  ---            ---              ---        ---
Issuance of common stock on conversion of loans           ---            ---              ---        ---
Issuance of common stock for services                     ---            ---              ---     61,688
Issuance of warrants                                      ---            ---              ---    207,815
Net loss for three months ended 3/31/05                   ---            ---         (986,989)  (986,989)

                                                  -------------------------------------------------------
Balance, March 31, 2005                              (100,000)           ---      (18,452,144)(1,724,546)

Issuance of common stock for acquisitions                 ---            ---              ---  1,145,000
Issuance of common stock on conversion of loans           ---            ---              ---    987,835
Issuance of common stock for services                     ---       (195,000)             ---    366,792
Issuance of warrants                                      ---            ---              ---  1,679,966
Cancellation for shares issued but unpaid             100,000            ---              ---        ---
Net loss for three months ended 6/30/05                  ---             ---       (2,169,862)(2,169,862)

                                                  -------------------------------------------------------
Balance, June 30, 2005                                    ---       (195,000)     (20,622,006)   285,185

Issuance of common stock on conversion of loans           ---            ---              ---     54,025
Issuance of common stock for services                     ---         19,500              ---    101,445
Issuance of warrants                                      ---            ---              ---    119,752
Issuance of stock options for services                    ---            ---              ---    161,450
Net loss for three months ended 9/30/05                   ---            ---       (2,071,661)(2,071,661)

                                                  -------------------------------------------------------
Balance, September 30, 2005                               ---       (175,500)     (22,693,667)(1,349,804)
(Unaudited)                                       =======================================================
---------------------



             The accompanying Notes form an integral part of these
                   Consolidated Condensed Financial Statements



                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                          Accumulated
                                                                                                       from November 6,
                                                                                                         2000 (date of
                                                                           Nine months ended Sept 30,    inception) to
                                                                              2005           2004        Sept 30, 2005
                                                                         -------------   -------------   ------------
Cash flows from operating activities:

Net loss                                                                 $ (5,228,512)   $ (4,645,748)   $(22,693,667)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                               101,426           9,755         143,998
  Impairment of software development costs                                         --              --         622,000
  Issuance of common stock for services                                       801,799       2,432,553       6,799,322
  Issuance of stock options for services                                      161,450              --         161,450
  Issuance of warrants for services                                           238,121         116,832       1,954,867
  Amortization of note discounts                                              359,126         922,555       2,124,143
  Gain (loss) on extinguishment of debt                                            --        (271,367)         (5,627)
  Deferred rent                                                                (5,434)             --          (5,434)
  Accrued interest expense                                                    320,503              --         320,503
  Issuance of shares in satisfaction of liabilities                                --          60,000       1,514,446
  Issuance of shares in connection with
    conversion of accounts payable to convertible loans                            --              --          76,000
Change in current assets and liabilities:
  Accounts receivable, net                                                  2,925,183         335,381       2,925,043
  Prepaid expenses and other assets                                            61,808         (73,370)       (493,981)
  Other assets                                                                 58,805          58,805
  Accounts payable and accrued expenses                                      (261,026)       (215,662)      2,228,739
  Deferred revenue                                                         (1,879,043)             --      (1,879,043)
  Other current liabilities                                                        --          (2,000)             --
                                                                         ------------    ------------    ------------
Net cash used in operating activities                                      (2,345,794)     (1,331,071)     (6,148,435)
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                          (11,155)         (7,989)        (66,118)
  Software development costs                                                  (52,677)       (168,668)     (1,600,183)
  Acquisition of businesses, net of $151,891 of cash acquired              (3,998,109)             --      (3,998,109)
                                                                         ------------    ------------    ------------
Net cash used by investing activities                                      (4,061,941)       (176,657)     (5,664,410)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from convertible notes                                           8,400,000         796,950      10,997,634
  Proceeds from issuance of warrants                                               --          15,361          73,402
  Proceeds from loans                                                              --              --         265,000
  Proceeds from issuance of common stock                                           --         800,547       2,442,319
  Stock issued upon exercise of warrants                                           --              --         242,400
  Repayment of capital leases                                                  (4,881)             --          (4,881)
  Repayment of notes and convertible notes                                 (1,926,308)       (110,072)     (2,046,334)
  Other, net                                                                  117,651              --         117,651
                                                                         ------------    ------------    ------------
Net cash provided by financing activities                                   6,586,462       1,502,786      12,087,191
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                          178,727          (4,942)        274,345
Cash and cash equivalents at beginning of period                               95,618          13,865              --
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of period                               $    274,345    $      8,923    $    274,345
                                                                         ============    ============    ============


Supplemental disclosures of cash flow information:
Cash paid for interest                                                   $         --    $         --    $         --
                                                                         ============    ============    ============

Supplemental disclosures of non-cash investing & financing activities:
Conversion of accounts payable into convertible notes                    $         --    $         --    $  1,999,911
                                                                         ============    ============    ============
Conversion of convertible notes and accrued interest
 to equity                                                               $  1,041,860    $    808,874    $  1,906,083
                                                                         ============    ============    ============
Issuance of notes and convertible notes for acquisitions                 $  1,805,309    $         --    $  1,805,309
                                                                         ============    ============    ============
Note assumed in acquisition                                              $     98,321    $         --    $     98,321
                                                                         ============    ============    ============
Issuance of common stock for acquisitions                                $  1,127,000    $         --    $  1,127,000
                                                                         ============    ============    ============
Issuance of common stock in satisfaction of liabilities                  $         --    $     60,000    $  1,514,446
                                                                         ============    ============    ============
Issuance of common stock for services                                    $    723,424    $  2,432,553    $  6,720,947
                                                                         ============    ============    ============
Common stock receivable - cancellation                                   $    100,000    $         --    $         --
                                                                         ============    ============    ============
____________

             The accompanying Notes form an integral part of these
                   Consolidated Condensed Financial Statements

                             ONE LINK 4 TRAVEL, INC.
                          (a development stage company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements of One Link 4 Travel, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements, and include the accounts of One Link 4 Travel, Inc. (a development stage company) and its wholly owned subsidiaries, Onelink4travel Limited (a United Kingdom entity), The Call Center, LLC ("TCC") and Reservation Center, Inc. ("RCI"). In the opinion of management, all adjustments that are necessary for a fair and comparable presentation have been included. All material intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year because of the materiality of the effect of unearned income and related revenue recognition issues and normal operating expenses of the Company's newly-acquired subsidiaries. The unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.


Going Concern

The financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of approximately $5.2 million for the nine months ended September 30, 2005, has a working capital deficit of approximately $3.8 million and an accumulated deficit of approximately $22.7 million as of September 30, 2005. In addition, the Company's service contract with a primary acquired customer expired on April 29, 2005, and has not yet been renewed. These factors raise substantial doubt about the Company's ability to continue as a going concern. From December 2004 through September 30, 2005, the Company raised $8.4 million in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc. as described in Note 2 "Significant Events". It is anticipated that these acquisitions, as well as elimination of redundant business functions and personnel will enable the Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds and/or long-term financing, should it be necessary. However, there can be no assurances that subsequent fundraising or long-term financing will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Organization and Business Activity:

The Company, organized in Delaware in 2001, provides marketing, distribution, financial settlement and other related business-to-business services for hotels, travel service providers and travel agencies. The Company's core business has been the development and introduction of a booking and settlement system for the non-airline segment of the travel industry. As described in Note 2, the Company acquired two new businesses during the quarter ended June 30, 2005. Newly acquired businesses include Computerized Corporate Rate Association ("CCRA"), a travel marketing service of RCI, which, among other services, publishes a hotel directory and operates a portal for the booking of hotel reservations. Other newly acquired businesses provide 24/7 inbound customer service and support activities for travel agents and outbound telemarketing, customer service, payment collection and marketing survey services for the travel industry and other corporate clients.

Significant Accounting Policies

Revenue recognition:

The majority of marketing services are invoiced during the fourth quarter of each year for services to be performed during the following year. Such revenues are deferred and recognized on a pro-rata basis over the subsequent year when services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Additional marketing services are provided on a performance basis for which revenue is recognized when no material performance obligations remain. Fees on bookings are deferred and not recognized until the date the service is rendered.

The Company's inbound 24/7 customer support services are invoiced in advance and revenue is deferred until services have been rendered. Additional customer support services are billed in arrears and revenue is recognized when no material performance obligations remain. The Company's outbound call center services are billed in arrears and revenue is recognized based on services rendered.

Software development costs

Software development designed to interface and link the systems in the Company's service, including external software development, has been capitalized in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. The Company has determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. The Company also reviews software development costs for any impairment, and, during 2003, as a result of changes in its business strategy, wrote off $622,000 of software development costs that were determined to be impaired. The Company has determined there is no further impairment at September 30, 2005.


Fair value of equity instruments issued

In assessing the fair value of equity instruments issued, Management has used the market price of the Company's shares at the commitment date to determine the fair value. With regard to the fair value of options and warrants issued to professional advisers, The Company values them using the Black-Scholes model and used the market price of shares and other relevant data required by the model at the commitment date.


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

One customer of a newly acquired business accounted for 23% of revenue for the nine months ended September 30, 2005. On April 29, 2005, the Company's service contract with this customer expired. The expiration of this contract was known to the Company prior to the close of the acquisition. The purchase price was adjusted accordingly, as the customer was considered non-core. The Company is in continuing negotiations for a follow-on contract with this customer.

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

Impairment of long-lived assets:

The Company accounts for the impairment of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Impairment of Long-Lived Assets. SFAS No. 144 requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


The Company completed two acquisitions during the quarter-ended June 30, 2005. The Company has engaged an independent valuation consultant who is conducting a valuation analysis for the purpose of allocating the purchase price of the acquisitions to the assets acquired and expects to complete the valuation and book appropriate entries to its financial statements in the quarter ending December 31, 2005. Until such time as the valuation is complete, management has estimated the fair value of the assets acquired and liabilities assumed. The Company has allocated the value of fixed assets acquired and liabilities assumed to their net book value (which approximates the fair market value) as of the date acquired and allocated $500,000 to a covenant not to compete. The covenant not to compete is being amortized on a straight-line basis over 60 months and is included in the balance sheet as "Intangible assets, net" of approximately $42,000 of accumulated amortization as of September 30, 2005. Depreciation and amortization of these assets commenced as of the acquisition dates. The balance of the acquisition cost over the net value of tangible assets acquired has been recorded on the balance sheet as goodwill.

Stock Based Compensation:

In March 2005, the Company established a stock option plan. The Company accounts for stock based employee compensation arrangements under the intrinsic value method pursuant to Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As of September 30, 2005 there were 1,675,000 options issued. The options are incentive and non-qualified options to purchase the Company's common stock with lives ranging from five to ten years, 1,175,000 of the options have an exercise price of $1.00 per share and 500,000 of the options have an exercise price of $.86 per share. 600,000 of the options were immediately vested and 1,075,000 of the options vest and become exercisable 25% after one year and then in 36 monthly installments.

Of the total options granted, 100,000 options were granted to each of four non-employee Directors of the Company and 250,000 options were granted to an executive officer of the Company.

Of the total options granted, 200,000 options were granted to a non-employee who provided past services to the Company. The options are five-year non-qualified options, have an exercise price of $1.00 per share, and were immediately vested. The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4.01%; expected life 5 years; expected volatility 216%. During the three months ended September 30, 2005, the Company recorded stock-based compensation expense of approximately $161,000 for these options. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been reduced to the pro forma amounts as follows:

                                    For the Three Months    For the Nine Months
                                     Ended September 30,     Ended September 30,
                                            2005                    2005
                                     -------------------      ----------------
                                         (Unaudited)            (Unaudited)

Net loss, as reported                   $(2,071,661)            $(5,228,512)
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method,
  net of tax effects                       (322,900)               (322,900)
                                        -----------             -----------
Proforma net loss                       $(2,394,561)            $(5,551,412)
                                        ===========             ===========
Net loss per share:
  Basic and diluted - as reported       $     (0.07)            $     (0.19)
                                        ===========             ===========
  Basic and diluted - proforma          $     (0.08)            $     (0.20)
                                        ===========             ===========

There were no options outstanding at September 30, 2004.

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for grants during the three months ended September 30, 2005: risk-free interest rate 4.01%; expected life 5 years; expected volatility 216%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Loss per share:

As a result of the net losses for the periods ended September 30, 2005 and September 30, 2004, the potential effect of the exercise of options and warrants and the conversion of notes was anti-dilutive. Therefore, 8,204,467 and 3,313,551, respectively, of potentially dilutive securities have not been included in the calculation of diluted loss per common share, as they are anti-dilutive

Recent Accounting Pronouncements:

In March 2005, Staff Accounting Bulletin ("SAB") No. 107 was issued, which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by first quarter of fiscal 2006.


2. Significant Events

Acquisition of The Call Center, LLC
-----------------------------------
On April 8, 2005, the Company filed a report on Form 8-K under Item 1.01 reporting that the Company entered into an Acquisition Agreement (the "TCC Agreement") with The Call Center, LLC, a Delaware limited liability company ("TCC"), Paul S. Flannery, as Trustee of the Paul Flannery Trust under trust agreement dated July 2, 2001 and amended and restated November 26, 2003, the sole member of TCC ("Flannery Trust") and Paul S. Flannery ("Flannery"). Pursuant to the TCC Agreement, the Company closed the acquisition of all of the Flannery Trust's interest in TCC, and thereby acquired sole ownership of TCC, including the operations, assets and business of TCC.

TCC is a marketing services company providing telemarketing, customer service, payment collection and marketing survey services for major US corporate clients. TCC's new multi-lingual call center is based in Reno, Nevada. The Company acquired TCC in part to provide the Company with a substantial sales and marketing capability that can directly reach travel buyers, consumers, travel agencies, and travel suppliers on a global scale.

Pursuant to the terms of the TCC Agreement, in exchange for the TCC interests and effective as of April 8, 2005, the closing date (the "Closing") of the TCC Agreement, and subject to certain conditions, the Company issued 1,000,000 shares of its common stock to the Flannery Trust and issued 1,000,000 shares of its common stock to an escrow agent for the benefit of the Flannery Trust, subject to terms and conditions of an escrow agreement. The escrow shares are not included in shares outstanding in this report until such time as they may be released pursuant to the terms of the TCC Agreement.

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

The Company is in negotiations with Flannery regarding the loss of its major customer. As a part of these negotiations, Flannery's employment agreement and salary were cancelled. The result of these negotiations may be an amendment to the TCC Agreement and an adjustment to the terms of the sale.

The value of the net assets acquired in the TCC acquisition exceeded the purchase price of TCC creating negative goodwill. In accordance with SFAS 141, the value of Property and equipment has been reduced to reflect the value of net assets acquired.

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

On the Closing Date, the Company paid approximately $6,050,000 in total consideration of the Company's acquisition of RCI. Of this amount (i) approximately $4,800,000 was paid to the RCI Shareholders (which amount includes forgiveness of a promissory note in the principal amount of $95,000 owed to RCI by one of the RCI Shareholders) in consideration of the transfer of the RCI shares to the Company and (ii) the transfer by Cary Goldberg to RCI of certain goodwill pursuant to a Goodwill Purchase Agreement. In addition and as express conditions to the consummation of the transactions contemplated by the Agreement
(i) the Company entered into a warrant purchase agreement with an employee of RCI to acquire an outstanding warrant to purchase approximately 20% of RCI for $1,200,000 (of which approximately $798,000 is outstanding at September 30, 2005 and is included in notes payable); and (ii) the Company's wholly owned subsidiary entered into a purchase agreement to acquire certain business assets owned by a third party for a purchase price of $50,000, which assets are used to effect reservations and other travel-related services necessary to RCI's business operations. Accordingly, the total consideration for the Company's purchase of RCI was approximately $6,050,000, of which $4,150,000 was paid in cash on the Closing Date, with the balance of $1,805,000 owed pursuant to promissory notes, some of which are convertible into shares of the Company's common stock at $2.50 per share.

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

The Company has informed the seller of RCI about warranty and indemnity issues related to the RCI Agreement and has deferred the initial payment on the promissory notes. This may result in an adjustment to the consideration pursuant to the terms of the agreement.

The Company is currently conducting a valuation-analysis for the purpose of allocating the purchase price of both acquisitions to the assets acquired and expects to complete the valuation and make any adjustments to the purchase price necessary in the quarter ending December 31, 2005. Preliminary estimates are that the majority of purchase price will be allocated to hotel and travel agency customer lists/relationships, tradenames, and goodwill.

Pro-Forma Comparative Statements of Operations
----------------------------------------------

The following table presents Condensed Consolidated Statements of Operations as if the acquisitions described above had taken place as of January 1, 2004:

                             For the nine months ended,        For the three months ended,
                          Sept 30, 2005     Sept 30, 2004    Sept 30, 2005    Sept 30, 2004
                          -------------     -------------    -------------    -------------
Revenues                  $7,285,288        $9,410,160       $1,326,589       $3,136,720
Total Operating Expenses  $13,620,794       $13,049,823      $2,979,266       $3,690,867
Net Loss                  $(7,212,200)      $(4,690,805)     $(2,071,661)     $(679,463)
Loss per share-basic
and diluted               $(0.26)           $(0.21)          $(0.07)          $(0.03)



3. Note Payable and Convertible Notes

                                                 September 30,    December 31,
                                                       2005           2004
                                                    (Unaudited)
                                                    ----------     ----------
Convertible notes                                   $8,980,351     $1,781,001
  Less discounts                                     1,330,260         84,611
                                                    ----------     ----------
    Convertible notes, net                          $7,650,091     $1,696,390
                                                    ----------     ----------
Convertible notes - related party                   $1,000,000     $  336,600
 Less discounts                                        171,652          7,014
                                                    ----------     ----------
  Convertible notes - related party, net            $  828,348     $  329,586
                                                    ----------     ----------
Total convertible notes                             $8,478,439     $2,025,976
                                                    ==========     ==========
Short-term
  Convertible notes                                 $1,280,351     $1,696,390
  Convertible notes - related party                        ---        329,586
                                                    ----------     ----------
    Total short-term                                $1,280,351     $2,025,976
                                                    ----------     ----------
Long-term
  Convertible notes                                 $6,369,740     $       --
  Convertible notes - related party                    828,348             --
                                                    ----------     ----------
    Total long-term                                 $7,198,088     $       --
                                                    ----------     ----------
Total convertible notes                             $8,478,439     $2,025,976
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

During the second quarter of 2005, the Company completed a convertible debt offering (the "Note Offering") in the aggregate principal amount of $6,900,000. In accordance with the terms of the Note Offering, each note may be converted at the election of the respective holder into shares of the Company's common stock at a conversion price of $1.50 per share. The notes bear interest at a rate of 10% per annum and mature in December 2007. The Company has the right to pre-pay the notes after October 2006. Also pursuant to the Note Offering, each note holder received warrants granting the right to purchase the number of shares of the Company's common stock which equals one-half of the number of shares into which the note holder's note is convertible, at an exercise price of $1.50 per share for a period of five years. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $1,441,845 allocated to the warrants and $5,458,155 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate ranging from 3.76% to 4.03%, a five year life of the warrant, expected dividend yield of zero and volatility ranging from 201% to 212%. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan. The common shares underlying the convertible notes and warrants contain "piggyback" registration rights if the Company should file a registration statement. If the Company intends to file a registration statement, each note holder must be notified and the common shares included in the registration statement if the note holder so chooses. Certain of the notes in the Note Offering are secured by the tangible and intangible assets of RCI, and are subordinated to RCI's bank debt. The Company has pledged stock as a guaranty of these notes. All other notes are unsecured. No commissions were paid in connection with the Note Offering.

In connection with the RCI acquisition, the Company issued convertible notes to the sellers in the amount of $905,000 that are convertible into shares of the Company's common stock at a conversion price of $2.50 per share. The notes bear interest at a rate of 7.25% per annum and are payable in installments through February 28, 2007. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The Company also issued a note payable to an employee of RCI in the amount of $900,000. The note bears interest at 6.25% per annum and is payable in monthly installments through April 1, 2007. The Company has deferred certain payments on these notes.

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

During the third quarter of 2005, the Company issued $550,000 in unsecured notes, that are convertible upon certain terms and conditions into 366,666 shares of common stock. The notes were issued with 183,333 detachable warrants exercisable at $1.50 per share for five years for aggregate proceeds of $550,000. The notes bear interest at 10%, and are convertible at a conversion rate of $1.50 per share for five years. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $119,752 allocated to the warrants and $430,248 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate ranging from 3.89% to 4.11%, a five year life of the warrant, expected dividend yield of zero and volatility of 216%. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

4. Interest Expense


                                                    Nine months ended Sept 30,
                                                     2005             2004
                                                     ----             ----
Interest expense                                   $455,343       $  172,044
Amortization of debt discount                       359,126          922,555
                                                   --------         --------
                                                   $814,469       $1,094,599
                                                   --------         --------

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and/or a beneficial conversion feature (see Note 3). Interest expense on debt instruments is accrued and charged to the income statement as incurred. During the nine-month periods ended September 30, 2005 and September 30, 2004 $455,343 and $172,044, respectively, of interest expense was accrued and charged to the income statement, and $359,126 and $922,455 of debt discounts were amortized to the income statement as interest expense. No cash payments of interest were made during the respective periods.

5. Comprehensive income

The Company conducts its business primarily in the currencies of the United States and the United Kingdom. The Company occasionally incurs non-operating gains and losses related to currency fluctuations that are reported as comprehensive income or loss. Comprehensive income or loss is included in accumulated deficit as foreign currency losses to date have been immaterial and have therefore not been separately stated.


6. Related Party Transactions

Convertible notes outstanding at September 30, 2005 and December 31, 2004 include $828,348 and $329,586, respectively, due to members of the Company's Board of Directors. Notes payable at December 31, 2004 include $250,000 due to a member of the Company's Board of Directors. Related party payables at September 30, 2005 include $69,534 due to directors and $38,691 due to an officer of the Company. Related party payables at December 31, 2004 include $79,543 due to directors of the Company.

7.  Bank borrowings

As of September 30, 2005, the Company owed approximately $98,000 under a line of credit facility with a bank that was obtained by RCI prior to its acquisition. The making of advances under the line of credit is within the complete discretion of the bank and was frozen as of the closing date of the acquisition. The line of credit matured October 11, 2005, was guaranteed by the former owner of RCI and is subject to a finance fee equal to the bank's prime rate plus 1.25% per annum. The line of credit was paid off, in full, on November 9, 2005 and the agreement was terminated.

8.  Commitments and Contingencies

Lease
-----

The Company rents office space in Nevada and California under operating lease agreements which expire in 2008.

Future minimum payments under the operating leases are as follows:

       Year Ending December 31,
                  2005                                       $  135,583
                  2006                                          555,473
                  2007                                          572,137
                  2008                                          110,652
                                                              ---------
                                                             $1,373,845
                                                              =========

9.   Subsequent Events

On November 10, 2005, the Company entered into a $500,000 line of credit facility with a related party. The loan bears interest at prime plus 1%, with interest paid monthly. The loan is due in one year, is secured by the accounts receivable of RCI, and may not exceed 60% of RCI's accounts receivable. As an inducement to grant the loan, the lender was issued a warrant to purchase 500,000 shares of the Company's stock, with 250,000 shares exercisable immediately and 250,000 shares exercisable in the event of a default on the loan. The Company will record the expense associated with the issuance of these warrants beginning in the fourth quarter of 2005. The Company also indemnified the lender against any losses on the loan.

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


Overview and Outlook
--------------------

One Link 4 Travel, Inc. is a business-to-business marketing and transaction processing company serving the global travel industry. We are planning to introduce to our current hotel and North America based travel agency customers the first integrated booking and financial settlement service for the non-airline travel sectors in December 2005 with our key suppliers, Sabre Travel Network, Amadeus and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, we expect to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. Our revenue will be earned from transaction fees paid by travel suppliers.

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

On April 8, 2005 we acquired The Call Center LLC ("TCC"), a marketing services company providing telemarketing, customer service, payment collection and marketing survey services for major US corporate clients. Its new state-of-the-art multi-lingual call center in Reno, Nevada has completed over two million connections per month with customers of a major national mobile phone company, and other corporate clients. The call center provides us with a substantial sales and marketing capability that we are now directing towards travel buyers, (consumers and travel agencies), and travel suppliers on a global scale.

On May 5, 2005 we closed an agreement to acquire Reservation Center, Inc. ("RCI") a 28 year old travel agency consortia (buying group) and 35 year old 24/7 reservation center service, with 13,000 hotel and 22,000 travel agent clients, in order to leverage existing contracts with RCI's travel agents, hotels and a number of travel industry relationships for the launch of our transaction processing service. With two synergistic businesses units, RCI provides reservation center services on behalf of travel agency clients handling problems that its travelers may have, and handling after hours and overflow calls for travel arrangements. RCI also provides structured marketing programs for hotels that are targeted specifically to the travel agency channel. Revenues are generated from fees paid by hotel companies for participation in their annual "hotel book", (a paper, CD and web site based directory), advertising and promotional programs, and from transaction fees for bookings through the RCI hotel portal. Additionally, RCI receives services revenue paid by travel agencies for its 24/7 call center services. The RCI acquisition closed on May 5, 2005.


For the nine months ended September 30, 2005, we completed a convertible debt and warrant offering (the "Note Offering") in the aggregate principal amount of $8.4 million. Proceeds of the Note Offering will be utilized to provide funding for the TCC and RCI acquisition costs, for roll-out of our transaction process service and for working capital.

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

Going concern

The Company's financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of approximately $5.2 million for the nine months ended September 30, 2005, has a working capital deficit of approximately $3.8 million and an accumulated deficit of approximately $22.7 million as of September 30, 2005. In addition, a service contract with a primary acquired customer expired on April 29, 2005, and has not yet been renewed. These factors raise substantial doubt about the Company's ability to continue as a going concern. Since December 2004, the Company raised $8.4 million in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc. (See Note 2 "Significant Events"). It is anticipated that these acquisitions, as well as elimination of redundant business functions and personnel will enable the Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds and/or long term financing, should it be necessary. However, there can be no assurances that subsequent fundraising or long-term financing will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Software development costs

Software development designed to interface and link the systems in our service, including external software development, has been capitalized in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. We also review software development costs for any impairment, and, during 2003, as a result of changes in our business strategy, we wrote off $622,000 of software development costs that we determined to be impaired. We have determined there is no further impairment at September 30, 2005.


Fair value of equity instruments issued

In assessing the fair value of equity instruments, our Management has used the market price of our shares at the commitment date to determine the fair value. With regard to the fair value of options and warrants issued to our professional advisers, we value them using the Black-Scholes model and used the market price of our shares and other relevant data required by the model at the commitment date.


Results of operations for the three- and nine-month periods ended September 30, 2005 compared to the three- and nine-month periods ended September 30, 2004
------------------------------------------------------------------------------

Revenues
--------

Revenues were $1.3 million and $2.9 million for the three and nine-month periods ended September 30, 2005. There were no revenues in either of the comparable periods in 2004. All of the 2005 revenues were attributable to businesses acquired during the second quarter of 2005, as described in Overview and Outlook above. One customer of a newly acquired company accounted for 23% of the revenue for the nine months ended September 30, 2005. On April 29, 2005, the service contract with this customer expired. Although the expiration of this contract was known to us prior to the close of the acquisition, the customer was considered non-core and the purchase price was adjusted accordingly. We are in continuing negotiations for a follow-on contract with this customer.


Sales and marketing
-------------------

Our sales and marketing expenses for the three-month periods ended September 30, 2005 and September 30, 2004 were $246,000 and $84,000, respectively, an increase of $162,000, or 192%. Our sales and marketing expenses for the nine-month periods ending September 30,2005 and September 30, 2004 were $862,000 and $372,000, respectively, an increase of $490,000, or 132%. Sales and marketing expense consisted primarily of consulting and professional service fees for sales consultants and marketing programs. The increase in both periods was primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $462,000 for the nine months ended September 30, 2005.)

General and administrative
--------------------------

General and administrative expenses for the three-month periods ended September 30, 2005 and September 30, 2004 were $2,678,000 and $453,000, respectively, an increase of $2,225,000, or 491%. General and administrative expenses for the nine-month periods ended September 30, 2005 and September 30, 2004 were $6,195,000 and $3,493,000, respectively, an increase of $2,702,000, or 77%.
General and administrative expense consisted primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts included non-cash expense representing the fair value of options, warrants and shares issued to consultants and professional service providers during the respective periods. It also included amortization of the value of common stock issued during the first quarter of 2004 to each of our directors for their services to the Board during 2004. The increase in both periods was primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $2,168,000 for the nine months ended September 30, 2005.)


Depreciation
------------

Depreciation and amortization were $55,000 and $4,000 in the three-month periods ended September 30, 2005 and September 30, 2004, respectively, an increase of $51,000, or 1,125%. Depreciation and amortization were $108,000 and $9,000 in the nine-month periods ended September 30, 2005 and September 30, 2004, respectively, an increase of $99,000, or 1,100%. The increase in both periods is primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $58,000 for the nine months ended September 30, 2005.)


We have incurred $2,094,000 on software development costs since our development activities commenced. These costs have been capitalized. During 2003 we determined that $622,000 of software development costs were impaired due to changes in our strategic direction. We concluded that there was no further impairment during the three-month period ended September 30, 2005. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

(Gain) loss on extinguishment of debt - net
-------------------------------------------

During the nine-month period ended September 30, 2004, we issued shares of our common stock to settle outstanding loans. A net gain on extinguishment of debt of $271,000 for the nine-month period represents the excess of the value of the loans over the fair value of the shares based on the quoted share price on the date of issue of the shares.

Interest and other income (expense)
-----------------------------------

Interest expense was $397,000 and $170,000 for the three-month periods ended September 30, 2005 and September 30, 2004, respectively, an increase of $227,000, or 133%. Interest expense was $814,000 and $1,095,000 for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively, a decrease of $281,000, or 26%. Interest expense consisted primarily of interest accrued on debt instruments and amortization of note discounts (see Note 4).

Net loss
--------

Our net loss was $2,072,000 and $664,000 for the three-month periods ended September 30, 2005 and September 30, 2004, respectively. Our net loss was $5,229,000 and $4,646,000 for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively.

Liquidity and capital resources
-------------------------------

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2005. From December 2004 through the date of this filing, we raised $8.4 million in convertible notes, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc., as described in Note 2 "Significant Events". It is anticipated that these acquisitions will enable the Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds and/or long-term financing, if it should be necessary, however, there can be no assurances that subsequent fundraising or long-term financing will be successful.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2005, the Company received $550,000 from the sale of convertible notes and warrants. The convertible notes are convertible at the option of the holders into shares of common stock at $1.50 per share. The warrants related to the convertible notes are exercisable by the holders into an aggregate of 183,333 shares of common stock at $1.50 per share for five years. The Company relied on Section 4(2) of the Securities Act in connection with these transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to its securities.


ITEM 6. EXHIBITS

   The following exhibits are filed in connection with this Report:

     No.      Description
     ---      -----------

     31.1     CEO Certification pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

     31.2     CFO Certification pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2005 by the undersigned, thereunto duly authorized.

                                    ONE LINK 4 TRAVEL, INC


                                    /s/ F. W. Guerin
                                    -----------------
                                    F. W. Guerin
                                    President and Chief Executive Officer


                                    /s/ Alan K. Geddes
                                    ------------------
                                    Alan K. Geddes
                                    Chief Financial Officer