Form 10KSB
period 2005-12-31
ONELINK CORP
filed 2006-04-03
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to ______________

                           Commission File No. 0-50044

                               ONELINK CORPORATION
                               -------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                        43-1941213
           --------                                        ----------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)

                                One Market Plaza
                             Spear Tower, 35th Floor
                             San Francisco, CA 94105
                                 (415) 293-8277
                                 --------------
          (Address and telephone number of principal executive offices)


     Securities registered under Section 12 (b) of the Exchange Act: None

 Securities registered under Section 12 (g) of the Exchange Act:  Common stock, par value $0.001


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [ ] Yes [X] No

State issuer's revenues for its most recent fiscal year.  $4,221,784

The aggregate market value of the common stock computed by reference to the closing price on the over-the-counter bulletin board system on March 27, 2006 held by non-affiliates of the issuer was $26,801,679.


The number of registrant's shares of common stock outstanding as of March 27, 2006 was 33,537,445.

Transitional Small Business Disclosure Format (check one):  [  ] Yes   [ X ] No


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the "Proxy Statement") which may be filed within 120 days of the end of the fiscal year are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as part hereof.




                                TABLE OF CONTENTS
                                                                                                 Page

                                     Part I

Item 1        Description of Business.                                                             3
Item 2        Description of Properties.                                                          12
Item 3        Legal Proceedings.                                                                  12
Item 4        Submission of Matters to a Vote of Security Holders.                                12

                                    Part II

Item 5        Market for Common Equity and Related Stockholder Matters.                           13
Item 6        Management's Discussion and Analysis or Plan of Operation.                          15
Item 7        Financial Statements.                                                               21
Item 8        Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                          47
Item 8A       Controls and Procedures.                                                            47

                                    Part III

Item 9        Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act                                                   48
Item 10       Executive Compensation.                                                             48
Item 11       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                                 48
Item 12       Certain Relationships and Related Transactions.                                     48
Item 13       Exhibits                                                                            48
Item 14       Principal Accountant Fees and Services                                              48
              Signatures                                                                          51

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to our expectations about the launching, testing and rollout of our OneLink service, strategic alliances, operating performance, and future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainty including, but not limited to, those discussed in this annual report under Item 1-Business, Risk Factors, commencing on page 9. These risks and uncertainties include, but are not limited to, unanticipated software development issues, market acceptance, difficulties in attracting industry partners, and future market and economic conditions. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction
------------
OneLink Corporation. ("we," "our" and the "Company") is a business-to-business marketing and transaction processing company serving the global travel industry. We introduced, to our current hotel and North America based travel agency customers, the first integrated booking and financial settlement service for the non-airline travel sectors in December 2005 with our key suppliers, Sabre Travel Network, Amadeus, Hotels.com and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, we expect to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. Our revenue will be earned from transaction fees paid by travel suppliers.


The Company
-----------
We were organized in Delaware on September 7, 2001 and operated as BSP ONElink, Inc. from September 10, 2002. We changed our name to One Link 4 Travel, Inc. in January 2004 and to OneLink Corporation in March 2006. On September 12, 2002, we acquired FS2 Limited, a company registered in the United Kingdom, which is now named Onelink4travel Limited and operates as our wholly owned subsidiary.

During early 2004 we integrated into our system a proprietary system for small hotel and independent accommodation providers, integrated our system with the Sabre Global Distribution System and performed a successful proof of concept where we performed live hotel bookings. Subsequently, on July 19, 2004, we signed an agreement with the European arm of Sabre Travel Network ("Sabre"), a business unit of Sabre Holdings, to provide us with access to their worldwide audience of travel suppliers including thousands of hotel and rental car companies.

On August 18, 2004, we signed an agreement with eBay, Inc. subsidiary, PayPal, Inc. ("PayPal"), a global financial services provider for consumers and businesses selling products and services over the Internet. PayPal will provide the payment mechanism in 45 countries for our integrated booking and settlement service for transactions booked between travel agents and travel suppliers. Additionally, on March 10, 2005, we signed processing, product integration and referral agreements with PayPal. The agreements, among other provisions, authorize us to offer PayPal as a payment option to travel agencies and travel industry providers located in the U.S. and Canada. With these new agreements, we expanded our commitment to PayPal as our primary payment mechanism for roll-out of our services, adding the U.S. and Canadian markets to the UK and Ireland.

On April 8, 2005 we acquired The Call Center LLC ("TCC"), a marketing services company that provided telemarketing, customer service, payment collection and marketing survey services for major US corporate clients. We believe that the call center can provide us with a substantial sales and marketing capability to reach travel buyers, (consumers and travel agencies), and travel suppliers on a global scale.

On May 5, 2005 we acquired Reservation Center, Inc. ("RCI") a 13 year old travel agency consortia (buying group) and 30 year old 24/7 reservation center service, with 13,000 hotel and 22,000 travel agent clients, in order to leverage existing contracts with RCI's travel agents, hotels and a number of travel industry relationships for the launch of our transaction processing service. RCI provides reservation center services on behalf of travel agency clients handling problems that its travelers may have, and handling after hours and overflow calls for travel arrangements. RCI also provides structured marketing programs for hotels that are targeted specifically to the travel agency channel. Revenues are generated from fees paid by hotel companies for participation in their annual hotel marketing program, which includes a CD and web site based hotel directory and various advertising and promotional programs, and from transaction fees for bookings through the RCI hotel portal. Additionally, RCI receives services revenue paid by travel agencies for its 24/7 call center services.

During 2005, we completed sales of convertible debt and warrants in the aggregate principal amount of $8.4 million and received $0.8 million from the exercise of warrants. We used the proceeds to provide funding for the TCC and RCI acquisition costs, for roll-out of our transaction process service and for working capital.

We have raised $0.6 million in 2006 from the exercise of warrants, the sale of equity and a note payable to provide funding for roll-out of our transaction process service, for the ongoing obligations related to the acquisitions and for working capital.

Our corporate headquarters office is located at One Market Plaza, San Francisco, California, and our operations are located in Agoura Hills, California, Reno, Nevada, San Diego, California and Reading, United Kingdom. Our web site is located at www.onelinkcorp.com.

The OneLink Service
-------------------
Our OneLink service is designed to provide travel suppliers with a direct connection and integrated payment mechanism to enable business with travel agents worldwide. Through our technical, commercial and contractual design we have created a unique opportunity for suppliers of all sizes to sell their products on a pre-paid basis through travel agents worldwide, and to receive payment, often in advance of providing the product, in their own currency. Our service removes the need for suppliers to negotiate individual commercial agreements with individual travel agents, and removes the tracking and administration of commission payments to agents in a multiplicity of currencies. Our service offers access to a wide range of on-line bookable non-air travel products, all of which will be pre-paid. The travel agent will take payment up front from their customer in their currency, retaining their commission for the sale, and pay the balance to the supplier through our OneLink system.

Our OneLink service connects the host reservation systems of travel suppliers with travel agencies via the Internet and proprietary networks around the world. We will use available transaction processing and financial systems to collect monies from travel agents in their local currencies and to effect payments to suppliers and in suppliers' local currencies. In short, OneLink is designed to streamline the financial settlement process and allow both travel suppliers and local travel agencies to gain access to a wider market.

We will generate revenue through processing fees from the transaction of sales and payment for travel products across our network. We recruit travel suppliers directly and we have developed relationships with global distribution companies with existing technical interfaces to major global travel suppliers, as well as through appointed local in-country distributors, and in partnership with local travel and tourism organizations.

OneLink is designed to enable an increase in the number and quality of on-line bookings made through global retail travel channels while improving cash flow and reducing distribution costs, ultimately resulting in lower prices for the consumer.

The Opportunity
---------------
Our OneLink service is designed to solve a significant (and presently un-addressed) problem in the enormous global travel and tourism industry, by facilitating the distribution and financial settlement of pre-paid non-air products through travel agents. We are targeting the non-airline travel segments and simulate the existing proven systems used by the airlines, which processed payment for approximately 500 million tickets in 2003, representing $220 billion in transactional value.

Critical to the day-to-day operations of the global travel and tourism market is the ability to effectively execute booking and settlement transactions between travel suppliers and travel agencies. The world's airlines today have the only two successful and cost effective global financial settlement systems. Airline Reporting Corporation ("ARC") provides a service in the USA, and Billing and Settlement Plan ("BSP"), which is operated by the International Air Transport Association ("IATA"), operates in a 147 countries outside the USA. To date, no such system or service has been available on a similar global basis for the suppliers of non-air travel services such as car rental, rail travel, hotel accommodation, cruise travel, ferries, events, attractions and tour operators.

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

The Market
----------
According to the World Tourism Organization, the value of the global travel and tourism market in 2001 was $1.9 trillion, down slightly compared to 2000. However, even taking into account recent global socio-economic events, the industry's long-term growth rate is still estimated to be over 4% per annum. The U.S. tops the list of large international tourism spending countries with a market share of 12.7%, the rest of the world representing the remaining 87.3%. Of the top 15 international tourism spending countries in 2001, nine are in Europe with Germany and the UK ranked two and three behind the U.S.

The OneLink service is designed to facilitate the distribution and financial settlement of pre-paid non-air products through the retail channel. We have targeted specific non-air travel sectors booked by travel agents. We estimate this market to be approximately $100 billion in 2007. The service connects travel suppliers, many of whom may never have been offered an affordable and integrated distribution and settlement service, with the world's premier travel agents that book and issue scheduled air tickets as well as the tens of thousands of additional travel agents whose primary focus is on the leisure sector.

Our target agency market potentially comprises the 26,000 ARC agencies in the USA that are accredited to sell airline tickets, 11,000 agencies in the USA that focus on leisure sales, 55,000 IATA accredited agencies that operate in 147 countries outside the USA, and a further 45,000 leisure focused agencies outside the USA, making a total of 137,000 travel agencies worldwide.

Background
----------
IATA and other providers, such as ARC, have for 30 years provided recognized financial settlement services to airline members and accredited travel agents in the travel industry. Agents can search for and book air tickets through the various Global Distribution Systems ("GDS") such as Sabre, Galileo, Amadeus and Worldspan. Agents issue the passenger tickets and take payment in full. Subsequently the airline financial settlement systems effect the settlement between the agent and the airline on which the booking was made. Although such systems have been extended to cover non-air products on an ad hoc and limited basis, the technical and commercial infrastructure of the organizations providing these services has meant that they have not been widely extended to the non-air travel sector. However, we believe that the demand for a similar service for non-air products to that enjoyed by the airlines is widespread.

Today, most non-air travel products are sold through travel agents on a "referral" basis. The agent makes the booking on the customer's behalf some time in advance, expecting to be paid a commission by the supplier at some point after the booking has been fulfilled. The customer makes payment to the supplier on completion of the booking. This creates problems for both supplier and agent. The booking is not guaranteed as the customer may change the reservation, or may cut short his stay. The supplier has to track agent bookings and calculate commission based on actual stay as opposed to booked stay, thus causing a discrepancy between what the agent expects and what is finally received. The supplier has to physically pay commission to the agent with all of the administrative costs that generates often a small amount in a foreign currency. The agent finally receives payment (if at all) long after he did the work of making the booking. The result is that many agents will only make referral bookings on behalf of regular customers, or where the reservation results in other forms of booking income. Thus agents and suppliers are losing out on potentially large revenue opportunities. With the consumer trend towards customized vacations growing, these lost opportunities are likely to increase. The OneLink service is designed to provide agents and suppliers with the solution to these problems.

We began our company as a result of marketing studies conducted by IATA which we believe showed considerable potential for an offering that provided the travel and tourism industry with a full "surf, look, book" service directly connected to industry fulfillment services. We entered into an operating agreement in June 2002 with IATA and received a license to use the intellectual property in their automated financial solution in return for license and royalty fees. During 2002 and 2003 over $6 million in capital and $4 million in services were invested in developing the OneLink proprietary technology, systems, operations and business processes, and in developing key industry distribution and marketing partners. In early October 2003, as disclosed in a Form 8-K that we filed with the SEC, IATA disputed our compliance with the agreement and contended that the agreement was terminated. We disputed IATA's termination, and, as a result, we re-evaluated our settlement service providers during late 2003 and 2004. We did not concur with IATA's claim on its termination of the agreement. Over the past two years we developed relationships and secured contracts with global distribution (Sabre Travel Network) and global payment (PayPal, Inc.) suppliers to enable delivery of our service. We completed development and commenced remaining systems integration and testing in December 2005 and are rolling out the service now.

The OneLink System
------------------
Our system is a proprietary transaction processing system comprised of four basic features:

       1) A computer portal that agents can access either over the Internet or through third party proprietary IP communications networks, which provides a central user interface and booking engine to search for and book a wide array of non-air travel products.
       2) On-line interfaces to the reservation systems of non-air travel suppliers and distributors, and banks and other financial settlement systems providers. These are XML interfaces adopting OTA (industry) standards.
       3) A central hub system that captures and reports details of every booking made by travel agents on suppliers. It creates the financial settlement instructions for monies to be collected from agents and paid to suppliers and generates the reports that enable suppliers and agents to track bookings and the status of payments.
       4) A proprietary allocation and inventory system that enables us to locally host travel products on behalf of suppliers, such as hotels and guest houses that do not have their own on-line reservation systems. This is particularly relevant for smaller travel service providers who offer a unique local product but historically have been unable to distribute it through travel agents due to a lack of affordable technology.


The Benefits to the Industry
----------------------------
We believe the benefits to travel suppliers and travel agents from use of our service will be substantial. Travel suppliers should receive the benefits of:

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

Competition
-----------
On a global basis, there is no current competition for OneLink. The entry cost and time to launch for another venture to come into the market and compete globally would be extremely high. However, in certain market segments and geographical areas there are service providers who can provide one or more elements of the OneLink service. Part of our strategy will be to seek to work with these organizations on a complementary basis, leveraging their existing systems as part of the OneLink offering, and thus fulfilling our need for co-operative partner relationships as well as expanding each partner's revenue opportunities.

Mission
-------
Our mission is to provide the travel and tourism industry with a new channel of distribution that offers an end-to-end service from product display and inventory to financial settlement and fulfillment for non-airline travel vendors and travel agents.

Strategic Overview
------------------
Our objective is to become the global provider of distribution and automated financial settlement services for non-air products to the leisure and business travel industries. Thousands of travel suppliers such as car rental, rail, tour operators, ferry and cruise, small to medium hotel and resort companies, event and attraction operators, will for the first time have the opportunity to sell and be paid electronically through a potential network of 137,000 travel agencies around the world. Our underlying business strategy is to establish a presence in every major non-air travel and tourism market. The OneLink Corporation business strategy is focused on driving early market advantage into a long term, sustainable market share by leveraging technology and network partners to accelerate access to suppliers and travel agents. The focus will be on a product offering that integrates the requirements of travel product distribution with those of financial settlement.

The development and implementation strategy focuses on three key elements:

     o Bringing together a group of already successful enterprises that provide systems and services to the travel and tourism industry

     o Integrating existing systems and services that are operating to form a complete end to end distribution and settlement service

     o    Utilizing proven e-commerce technology

System Roll-out
---------------
On December 1, 2005, we initiated live testing of our technology infrastructure which will support our service offering. The software testing was designed to ensure smooth performance of the various aspects of our sophisticated booking and settlement infrastructure. As part of the evaluation, we verified operational and data transfer links with many of our key suppliers including the Sabre Travel Network, Amedeus Global Travel Distribution and Hotels.com as well as PayPal, our online payment facilitator.

After successful completion of the evaluation, we began introducing the service to US based travel agents who are members of the Company's CCRA International hotel marketing program. This live, fully-functional, but careful, introduction precedes full-scale launch to our 100,000 travel agent members, most of whom are based in North America. Suppliers who offer their products through us will receive settlement coverage in most major currencies that address travel destinations in Europe, North America, Australia, Asia and Japan. On March 9, 2006, we announced that IT Group, one of the largest combinations of affiliated agencies in the travel services industry, had adopted our booking and settlement portal, CCRAOneLink, for use by its 1,200 members and would roll out use of the portal during March 2006. On March 14, 2006, we announced that Outside Sales Support Network (OSSN), the No. 1 travel industry trade association representing home-based travel sellers, independent contractors and outside sales agents, will offer our CCRAOneLink.com portal to its 7,000-plus members within the next few weeks. On March 21, 2006, we announced that Vacation.com, North America's largest vacation selling network of travel agencies, will make our service available to their 6,000 members.

Employees
---------
As of December 31, 2005, we had 88 employees. We had 3 employees located in the United Kingdom, 5 in San Francisco, 13 in Reno, Nevada and 67 based in Agoura Hills, California. Certain other personnel have been contracted to us under consultancy agreements. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

Risk Factors

The following represent some of the factors that create risk and uncertainty for our business and us. Our business will also be subject to the risks that affect many other companies, such as technological obsolescence, general economic conditions, geopolitical changes and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

The report of our independent auditors on our financial statements contains an explanatory paragraph on our ability to continue as a going concern.

The report of our independent auditors contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern because of our operating losses and our dependence upon financing our operations through a series of private offerings of debt and equity securities. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage company with a limited operating history and a history of operating losses.

Our limited operating history makes predicting future operating results difficult. We experienced a net loss of $6.1 million for 2004 and a net loss of $8.1 million for 2005. We have incurred significant quarterly and annual operating losses since our inception, and we may continue to incur quarterly and annual operating losses in the future. Although we have tested our system, we have not provided integrated distribution and automated financial settlement services to date. Companies without material revenues are subject to a substantially greater number of risks than companies that have demonstrated an ability to market their products or services and generate material sales from these products or services. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in new and rapidly evolving markets. There is no assurance that we will ever be profitable. Our ability to achieve profitability will depend on a number of factors, including, but not limited to, whether we:

     o Access additional capital for working capital, product development and sales and marketing efforts;

     o Conclude arrangements with third parties to provide global settlement services;

     o    Acquire and retain travel suppliers;

     o    Interest travel agents in our services;

     o    Extend existing and develop new strategic partner relationships;

     o    Attract and retain key personnel.;

     o    Control our operating expenses; and,

     o    Withstand competition in our marketplace.

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

Our product may fail to deliver the benefits that we believe will make it special

We believe a special benefit of OneLink is its integrated financial settlement capability. However, there are many other channels for travel suppliers and travel agents to use. We may find our product has a lack of substantial market acceptance. The proposed marketing of our product has inherent risks as it is a new and untried product. We cannot accurately predict the acceptance of the product or the time frame in which any sales will be made. We have surveyed the market to get an indication of the potential, but actual results are unpredictable.

We may fail to sign up sufficient travel supplier content to attract travel agents to use the system

We believe our service will be successful when there is sufficient content on the system to attract agents to use OneLink on a regular basis. If we are not successful in signing up travel supplier content, then it may be more difficult to attract travel agents to use the system on a regular basis.

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

We will be subject to certain risks associated with international operations

Some of our operations will occur outside of the United States. We face the risks inherent in international operations, including political unrest, terrorist actions, war or other hostilities, conflicting and changing laws and regulations, currency fluctuations, taxation, withholding requirements, the imposition of tariffs, and exchange controls or other restrictions. If we do not effectively manage these risks associated with our foreign operations, our business may suffer.

There may be political and economic threats to the global travel and tourism market

The global travel and tourism market is influenced to some degree by both political and economic events. If there continues to be global political unrest and the world's economies are not robust, then demand for OneLink services will likely suffer.

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

Future sales by existing stockholders could depress the market price of our common stock

Sales of a substantial number of shares of our common stock in the public market by our stockholders could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2005, we had 33,060,346 shares of common stock outstanding. Many of these share were originally issued as "restricted securities" under the Securities Act of 1933 and may only be publicly sold upon the earlier of 12 months following the sale (subject to the limitations contained in Rule 144 such as volume and timing) and the registration of such shares. The 12 month restriction on many of these shares has been satisfied, so these shares may be sold subject to the other restrictions that may still apply.

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

A developing public trading market exists on the Over the Counter Bulletin Board for our common stock which commenced in February 2003. Due to our limited history and operating losses, it would be extremely difficult to predict the market price of our common stock, and whether any stockholder would be able to sell their shares quickly or at an acceptable price particularly if trading in our stock is not active. Because our stock is not traded on the Nasdaq National Market or the Nasdaq Small Cap Market, if the market price of our common stock is less than $5 per share, the common stock is classified as a "penny stock." The price of our common stock is currently substantially below $5 per share. SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risks of penny stock. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the shares at prices at or above the prices they paid.


ITEM 2.   DESCRIPTION OF PROPERTIES.

Our principal administrative facilities in the United States of America are located at One Market Plaza, Spear Tower, 35th Floor, San Francisco, where we presently lease 668 square feet of serviced office space. The lease expires in 2006 and has a monthly payment of $9,880. We expect that we will need to seek additional corporate office space in or around San Francisco during 2006. Based on the current market for office space in the area, we do not anticipate any difficulties in identifying and leasing sufficient space for our needs on appropriate terms in the foreseeable future.


We also lease facilities in Agoura Hills, California and Reno, Nevada. Our lease for the 10,882 square foot Agoura Hills facility expires in 2008 and requires remaining average monthly lease payments of $20,469. Our lease for the 15,586 square foot Reno facility expires in 2008 and requires remaining average monthly lease payments of $26,605.


In the United Kingdom we rent serviced office space in Reading on a month to month basis for 180 pounds sterling per month.


ITEM 3.   LEGAL PROCEEDINGS.

On January 13, 2006, K3 Business Technology Group PLC ("K3") filed a complaint in California Superior Court seeking a writ of attachment on the Company with respect to liabilities for accounting, bookkeeping and financial services rendered prior to the 2005 calendar year. The complaint sought damages in the amount of $120,000, plus interest, attorney's fees and costs, which approximate $35,000, for a total claim of $155,000. The Company did not contest the action, and on March 6, 2006, a writ of attachment was granted to K3. We are now working with K3 to reach a settlement under which the full amount of K3's claim will be paid in a manner and on a schedule acceptable to both parties. The Company believes that it has provided a liability that should not differ from the total amount to be paid.

We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market information

Our common stock commenced trading on the Over the Counter Bulletin Board of the National Association of Securities Dealers ("OTCBB") under the symbol BSPO in February 2003. The trading symbol was changed on February 10, 2004 to OLKT and was changed in March 2006 to OLNK. The following table sets forth for the periods indicated the high and low reported closing sale prices per share for our stock as reported by the OTCBB.

Year ended December 31, 2005                            High              Low
----------------------------                            ----              ---
First quarter                                           $1.90             $0.65
Second quarter                                          $1.03             $0.71
Third quarter                                           $0.95             $0.47
Fourth quarter                                          $0.95             $0.73

Year ended December 31, 2004                             High              Low
----------------------------                             -----             ---
First quarter                                            $1.24             $0.39
Second quarter                                           $1.07             $0.62
Third quarter                                            $0.68             $0.38
Fourth quarter                                           $1.00             $0.35



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

We received $805,000 from the sale of convertible notes and warrants for the year ended December 31, 2004. The notes are convertible into shares of common stock at variable conversion rates as described in Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources." The warrants related to the convertible notes are exercisable into an aggregate of 796,950 shares of common stock at $0.50 per share through December 31, 2006. We relied on Section 4(2) of the Securities Act in connection with all of the above transactions. All of the investors are sophisticated, able to bear the risk of loss of their investment, and are knowledgeable about the Company's business and financial condition and risk factors related to our securities.

We also issued 1,426,000 warrants to consultants and vendors in compensation for services for the year ended December 31, 2004. The warrants are excisable for three years at an exercise price of either $.50 or $0.75. An additional warrant was issued to a consultant for 100,000 shares at an exercise price of $2.50 per share, expiring in December 2009.

Also during 2005, ten convertible note holders converted their outstanding loan balances and all accrued interest into 2,564,151 shares of common stock at prices ranging from $0.50 to $1.00 per share. Of those shares, 726,351 were issued to related parties.

During the year ended December 31, 2005, we sold 324,167 shares of common stock and received net proceeds of $239,125. We also issued 1,134,399 shares of common stock for services rendered for $897,821, and 20,000 shares of common stock in satisfaction of liabilities of $15,000.

In December of 2005, nine warrant holders exercised their warrants at $0.75 a share and converted into 1,108,333 shares for a total of $831,250 in net proceeds. Of those shares, 333,333 shares were issued to a related party. Also in December, a convertible debt holder converted the balance and all accrued interest into 672,278 shares of common stock.


Holders

As of March 30, 2006 there were approximately 239 holders of record of our common stock.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding the financial statements of OneLink Corporation ("we," "our" and the "Company") should be read in conjunction with the consolidated financial statements and Notes to the Consolidated Financial Statements included herewith.

Forward-Looking Statements

The statements in this report relating to our expectations about the launching, testing and roll out of the CCRAOneLink service, strategic alliances, cash flow, the amount of needed capital, the nature of the securities we may issue and our success in fundraising, are some of the forward-looking statements in this Report within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects," "anticipates," "intends," "believes," "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include difficulties in attracting capital or industry partners, unanticipated software development issues, market acceptance, and future market and economic conditions.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see Part 1, Item 1, "Risk Factors."

Overview and Outlook
OneLink Corporation is a business-to-business marketing and transaction processing company serving the global travel industry. We introduced, to our current hotel and North America based travel agency customers, the first integrated booking and financial settlement service for the non-airline travel sectors in December 2005 with our key suppliers, Sabre Travel Network, Amadeus and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, we expect to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. Our revenue will be earned from transaction fees paid by travel suppliers.

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

On August 18, 2004, we signed an agreement with eBay, Inc. subsidiary, PayPal, Inc. ("PayPal"), a global financial services provider for consumers and businesses selling products and services over the Internet. PayPal will provide the payment mechanism in 45 countries for our integrated booking and settlement service for transactions booked between travel agents and travel suppliers utilizing the Internet and the Sabre global distribution system. Additionally, on March 10, 2005, we signed processing, product integration and referral agreements with PayPal. The agreements, among other provisions, authorize us to offer PayPal as a payment option to travel agencies and travel industry providers located in the U.S. and Canada. With these new agreements, we expanded our commitment to PayPal as our primary payment mechanism for roll-out of our services, adding the U.S. and Canadian markets to the UK and Ireland.

On April 8, 2005 we acquired The Call Center LLC ("TCC"), a marketing services company that provided telemarketing, customer service, payment collection and marketing survey services for major US corporate clients. We believe that the call center can provide us with a substantial sales and marketing capability to reach travel buyers, (consumers and travel agencies), and travel suppliers on a global scale.

On May 5, 2005 we acquired Reservation Center, Inc. ("RCI") a 13 year old travel agency consortia (buying group) and 30 year old 24/7 reservation center service, with 13,000 hotel and 22,000 travel agent clients, in order to leverage existing contracts with RCI's travel agents, hotels and a number of travel industry relationships for the launch of our transaction processing service. RCI provides reservation center services on behalf of travel agency clients handling problems that its travelers may have, and handling after hours and overflow calls for travel arrangements. RCI also provides structured marketing programs for hotels that are targeted specifically to the travel agency channel. Revenues are generated from fees paid by hotel companies for participation in their annual hotel marketing program, which includes a CD and web site based hotel directory and various advertising and promotional programs, and from transaction fees for bookings through the RCI hotel portal. Additionally, RCI receives services revenue paid by travel agencies for its 24/7 call center services.

During 2005, we completed sales of convertible debt and warrants in the aggregate principal amount of $8.4 million and received $0.8 million from the exercise of warrants. We used the proceeds to provide funding for the TCC and RCI acquisition costs, for roll-out of our transaction process service and for working capital.

We have raised $0.6 million in 2006 from the of exercise warrants, the sale of equity and a note payable to provide funding for roll-out of our transaction process service, for the ongoing obligations related to the acquisitions and for working capital.

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

Revenue recognition
-------------------
The majority of CCRA marketing services are invoiced during the fourth quarter of each year for services to be performed during the following year. Such revenues are deferred and recognized on a pro-rata basis over the subsequent year when services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Additional marketing services are provided on a performance basis for which revenue is recognized when no material performance obligations remain. Fees on bookings are deferred and not recognized until the date the service is rendered.

RCI's inbound 24/7 customer support services are invoiced in advance and revenue is deferred until services have been rendered. Additional customer support services are billed in arrears and revenue is recognized when no material performance obligations remain. TCC's outbound call center services are billed in arrears and revenue is recognized based on services rendered.

Software development costs
--------------------------
Software development designed to interface and link the systems in our service, including external software development, has been capitalized in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use, expected to begin in 2006 and, based in part, upon successful beta testing commenced in December 2005. We also review software development costs for any impairment, and, during 2005, we have determined there is no impairment.

Credit Risks and Concentration
------------------------------
One customer of TCC accounted for 15% of the Company's total revenue for the year ended December 31, 2005. On April 29, 2005, the Company's service contract with this customer expired. The expiration of this contract was known to the Company prior to the close of the TCC acquisition.

Impairment of long-lived assets
------------------------------
We assess the impairment of long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Whenever events or changes in circumstances indicate that the carrying amounts of long lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. We are not aware of any impairment at December 31, 2005.

Fair value of equity instruments issued
---------------------------------------
In assessing the fair value of equity instruments, our Management has used the market price of our shares at the commitment date to determine the fair value. With regard to the fair value of warrants issued to our professional advisers, we value them using the Black-Scholes model and used the market price of our shares and other relevant data required by the model at the commitment date. See footnote 5 to the Consolidated Financial Statements for further discussion.


Results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues
--------
Revenues were $4.2 million for the year ended December 31, 2005. There were no revenues in the year ended December 31, 2004. All of the 2005 revenues were attributable to businesses acquired during the second quarter of 2005, as described in Overview and Outlook above. One customer of a newly acquired company accounted for 15% of the our total revenue for the year ended December 31, 2005. On April 29, 2005, the service contract with this customer expired. We plan to use our strategic outbound call center capability as a complimentary service offering to our travel industry clientele. This capability should also be a key component in generating rapid adoption of the core booking and settlement product to the travel agency community after the product is launched. The TCC facility has earned revenue through small operations for various customers including Uniglobe Travel, Satellite Dish/Direct TV and others. The center has also performed outbound call center services for other OneLink businesses, and will be ramped-up for OneLink's product launch. Significant changes were implemented at TCC to reduce the cost of maintaining the asset until the launch takes place.

Sales and marketing
-------------------
Our sales and marketing expenses for the years ended December 31, 2005 and December 31, 2004 were $1.1 million and $0.6 million, respectively, an increase of $0.5 million, or 76%. Sales and marketing expense consisted primarily of consulting and professional service fees for sales consultants and marketing programs. The increase was primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $0.6 million for the year ended December 31, 2005.)

General and administrative
--------------------------
General and administrative expenses for the years ended December 31, 2005 and December 31, 2004 were $8.8 million and $4.5 million, respectively, an increase of $4.3 million, or 94%. General and administrative expense consisted primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts included non-cash expense representing the fair value of options, warrants and shares issued to consultants and professional service providers during the respective periods. It also included amortization of the value of common stock issued during the first quarter of 2004 to each of our directors for their services to the Board during 2004. The increase was primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $3.6 million for the year ended December 31, 2005.)

Depreciation and Amortization
-----------------------------
Depreciation and amortization was approximately $320,000 and $14,000 in the years ended December 31, 2005 and December 31, 2004, respectively, an increase of $0.3 million. The increase is primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $0.3 million for the year ended December 31, 2005.)

We have incurred $2.2 million on software development costs since our development activities commenced. These costs have been capitalized. During 2003 we determined that $622,000 of software development costs were impaired due to changes in our strategic direction. We concluded that there was no further impairment during the year ended December 31, 2005. We expect to commence amortizing the remaining costs when the software is operational and ready for use, which we expect will be in 2006.

Impairment of goodwill
----------------------
During the year ended December 31, 2005, we recorded approximately $276,000 of impairment against the value of goodwill obtained in the acquisition of TCC primarily due to the loss TCC's only customer. There were no such charges in the year ended December 31, 2004.

Interest expense
----------------
Net interest expense was $1.9 million and $1.3 million for the years ended December 31, 2005 and December 31, 2004, respectively, an increase of $0.6 million, or 39%. Interest expense consisted primarily of interest accrued on debt instruments and amortization of note discounts (see Note 5). The increase is primarily attributable to convertible debt and debt associated with the TCC and RCI acquisitions.



Results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003

We had no revenues or profits from inception through the end of this period, as we are a development stage company.

Sales and marketing
-------------------
Our sales and marketing expenses for the years ended December 31, 2004 and December 31, 2003 were $604,823 and $655,570, respectively. Sales and marketing expense consists primarily of consulting and professional service fees for sales consultants and marketing programs. Payroll expense decreased in 2004 due to termination of three employees in late 2003. This was offset, in part, by a redeployment of three employees from general and administrative expense to sales and marketing expense.

General and administrative
--------------------------
General and administrative expenses for the years ended December 31, 2004 and December 31, 2003 were $4,541,031 and $5,841,779, respectively. General and administrative expense consists primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts include non-cash expense representing the fair value of warrants and shares issued to consultants and professional service providers during the respective years. General and administrative expenses decreased in 2004 due to reduced utilization of consultants and professional services for fundraising and investor relations, reduced cost of financial support in the UK, and by a redeployment of three employees from general and administrative expense to sales and marketing expense. This was partially offset by increased recruiting and corporate office administration and financial support expenses in the US. All of the above expenses were paid in a combination of cash and stock.

Depreciation and Amortization
-----------------------------
Depreciation and amortization was $13,534 and $12,514 in the years ended December 31, 2004 and December 31, 2003, respectively, and is related to computer equipment.

We have incurred $2,159,214 on software development costs since our development activities commenced, of which $263,520 was incurred in 2004 and $132,205 was incurred in 2003. These costs have been capitalized. During 2003 we determined that $622,000 of software development costs were impaired due to changes in our strategic direction. We concluded that there was no further impairment during 2004. We expect to commence amortizing the remaining costs when the software is operational and ready for use.

(Gain) loss on extinguishment of debt -- net
--------------------------------------------
During the years ended December 31, 2004 and December 31, 2003, we issued shares of our common stock to settle outstanding loans. A net gain on extinguishment of debt of $274,884 in 2004 and a net loss of $308,283 in 2003, represents the difference between the value of the loans and the fair value of the shares based on the quoted share price on the date of issue of the shares.

Interest income (expense)
-------------------------
Interest expense was $1,336,734 and $359,630 for the years ended December 31, 2004 and December 31, 2003, respectively, and includes $118,820 and $100,533, respectively of interest expense incurred on convertible loans, together with note discounts of $1,217,914 and $259,077, respectively (see Note 8).

Net loss
--------
Our net loss was $6,092,973 and $7,177,776 for the years ended December 31, 2004 and December 31, 2003, respectively.


Liquidity and capital resources

Going concern
-------------
The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $8.1 million for the year ended December 31, 2005, and has a working capital deficit of $5.5 million and a stockholders' deficit of $2.6 million as of December 31, 2005. The Company may not be able to meet its financial commitments as presently structured, and will require further financing to ensure the continued development of its products and services and to satisfy its financial obligations. The Company intends to raise additional funds and has engaged appropriate financial advisers and institutions to support this process and is executing a strategy to secure further financing of $3-5 million. During 2005, the Company received an aggregate of $8.4 million from the sale of convertible notes and warrants and $0.8 million from the exercise of warrants, $0.8 million from the issuance of notes payable, and $0.2 million from the sale of common stock. However, there can be no assurances that subsequent fundraising will be successful. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, nor do we have plans to acquire any significant equipment during 2006. During 2005, we raised $8.4 million in convertible notes and warrants and received $0.8 million from the exercise of warrants, completed acquisitions of TCC and RCI, as described in Note 1 to the consolidated financial statements. It is anticipated that these acquisitions will enable the Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds and/or long-term financing, however, there can be no assurances that subsequent fundraising or long-term financing will be successful.

We have raised $0.6 million in 2006 from the of exercise warrants, the sale of equity and a note payable to provide funding for roll-out of our transaction process service, for the ongoing obligations related to the acquisitions and for working capital.

As of December 31, 2005, we had cash totaling approximately $681,000. Cash increased in 2005 by approximately $585,000. The primary source of that amount was proceeds from the issuance of convertible notes payable and warrants, offset in part by cash used to fund operating losses, development costs of the OneLink service and acquisitions.

Net cash used in operating activities was $3.5 million for 2005 and $1.6 million for 2004. Net cash used for both periods in operating activities was primarily for funding of operating losses and development of the OneLink service.

Net cash used in investing activities was $4.6 million for 2005 and $0.3 million for 2004. Cash was used in investing activities during 2005 primarily for acquisitions of TCC and RCI, software development of the OneLink service and to purchase property and equipment.

Net cash provided by financing activities was $8.7 million for 2005 and $2.0 million for 2004. Net cash provided by financing activities during both 2005 and 2004 resulted primarily from the proceeds received from the sale of convertible notes payable and warrants.

New Accounting Standards
------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R), for small business issuers, is effective for periods beginning after December 15, 2005 and accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The impact of this new standard on the Company's net loss for fiscal 2006 is estimated to be approximately $197,000 before the grant of any new options. The impact of this new standard, if it had been in effect, on the net loss and related per share amounts for the year ended December 31, 2005 is disclosed in Note 1, Stock Based Compensation.

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

ITEM 7. FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                      22

Report of Independent Registered Public Accounting Firm                      23

Consolidated Balance Sheets - December 31, 2005 and December 31, 2004        24

Consolidated Statements of Operations - Years ended December 31, 2005 and
     December 31, 2004 and from inception through December 31, 2005          25

Consolidated Statements of Stockholders' Deficit - From inception through
     December 31, 2005                                                       26

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and
     December 31, 2004 and from inception through December 31, 2005          28

Notes to Consolidated Financial Statements                                   30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
OneLink Corporation
San Francisco, California

We have audited the accompanying consolidated balance sheet of OneLink Corporation and its subsidiaries (a Development Stage company, the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements of OneLink Corporation for the year ended December 31, 2004 were audited by other auditors, whose report dated April 15, 2005 follows. The financial statements of OneLink Corporation from November 6, 2000 (date of inception) to December 31, 2003 were audited by other auditors whose report dated April 14, 2004 on those statements included an explanatory paragraph that described a working capital deficiency and operating losses from inception discussed in Note 2 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneLink Corporation and its subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage enterprise that has incurred significant net losses for the year ended December 31, 2005 and has significant working capital and stockholders' deficiencies at December 31, 2005. These conditions raise doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Mahoney Cohen & Company, CPA, P.C.
--------------------------------------
New York, New York
March 24, 2006

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
One Link 4 Travel, Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheets of One Link for Travel, Inc. and its subsidiary (a Development Stage company, "The Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Link 4 Travel, Inc. and its subsidiary as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and, as discussed in Note 2 to the financial statements, the lack of revenue, the deficiency in working capital at December 31, 2004, and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.
------------------------------
STONEFIELD JOSEPHSON, Inc.
CERTIFIED PUBLIC ACCOUNTANTS



San Francisco, California
April 15, 2005


                               ONELINK CORPORATION
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,   December 31,
                                                                       2005           2004
                                                                  ------------    ------------
ASSETS

Current assets:
Cash                                                             $    680,814    $     95,618
Accounts receivable, net of allowance for
 doubtful accounts of $43,840 and $0 as of
 December 31, 2005 and 2004                                            62,080             140
Prepaid expenses and other current assets                             338,454         555,788
                                                                 ------------    ------------
Total current assets                                                1,081,348         651,546
                                                                 ------------    ------------
Other assets:
Property and equipment, net                                         1,026,842          12,391
Software development costs                                          1,604,200       1,537,214
Goodwill                                                            6,146,297              --
Intangible assets, net                                              1,984,267              --
Other assets                                                           63,991              --
                                                                 ------------    ------------
Total other assets                                                 10,825,597       1,549,605
                                                                 ------------    ------------
Total assets                                                     $ 11,906,945    $  2,201,151
                                                                 ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                            $  2,837,031    $    852,692
Related party payables                                                115,537          79,543
Deferred revenues                                                     903,103              --
Notes payable - related party                                       1,472,598         250,000
Convertible notes, net                                              1,258,515       1,696,390
Convertible notes - related parties, net                                   --         329,586
Capital lease obligations-short term portion                           11,714              --
                                                                 ------------    ------------
Total current liabilities                                           6,598,498       3,208,211
                                                                 ------------    ------------
Long-term liabilities:
Convertible notes, net                                              6,563,805              --
Convertible notes - related parties, net                              942,263              --
Capital lease obligations-long term portion                             6,833              --
Other long-term liabilities                                           370,679              --
                                                                 ------------    ------------
Total long- term liabilities                                        7,883,580              --
                                                                 ------------    ------------
Total liabilities                                                  14,482,078       3,208,211
                                                                 ------------    ------------
Stockholders' deficit:

Preferred stock $0.001 par value, 5,000,000 shares authorized,
0 shares issued and outstanding                                            --              --
Common stock, $0.001 par value, 100,000,000 shares authorized
Issued and outstanding shares: 33,060,346 as of
December 31, 2005 and 26,159,296 as of December 31, 2004               33,060          26,160
Additional paid-in capital                                         23,314,145      16,531,935
Common stock receivable $0.001 par value, 100,000
shares issued as of December 31, 2004                                      --        (100,000)
Deferred stock-based compensation                                    (157,950)             --
Accumulated other comprehensive loss                                 (309,506)       (150,481)
Deficit accumulated during the development stage                  (25,454,882)    (17,314,674)
                                                                 ------------    ------------
Total stockholders' deficit                                        (2,575,133)     (1,007,060)
                                                                 ------------    ------------
Total liabilities and stockholders' deficit                      $ 11,906,945    $  2,201,151
                                                                 ============    ============



             The accompanying Notes form an integral part of these
                       Consolidated Financial Statements



                               ONELINK CORPORATION
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          Accumulated from
                                                                          November 6, 2000
                                                                             (date of
                                                                           inception) to
                                               Year ended December 31,      December 31,
                                                 2005           2004           2005
                                            ------------    ------------    ------------
Sales                                       $  4,221,784    $         --    $  4,221,784
Cost of sales                                         --              --              --
                                            ------------    ------------    ------------
Gross profit                                   4,221,784              --       4,221,784

Operating expenses
Sales and marketing expenses                   1,064,268         604,823       2,920,340
General and administrative expenses            8,843,839       4,541,031      22,436,691
Depreciation and amortization                    319,742          13,534         359,552
Impairment of goodwill                           276,286              --         276,286
(Gain) loss on extinguishment of debt-net             --        (274,884)         33,399
                                            ------------    ------------    ------------
Total operating expenses                      10,504,135       4,884,504      26,026,268
                                            ------------    ------------    ------------
Loss from operations                          (6,282,351)     (4,884,504)    (21,804,484)

Other income, net                                  5,744             647         284,490
Interest expense, net                         (1,863,601)     (1,336,734)     (3,934,888)
                                            ------------    ------------    ------------
Net loss                                    $ (8,140,208)   $ (6,220,591)   $(25,454,882)

Other comprehensive income (loss):
Foreign currency translation                    (159,025)        127,618        (309,506)
                                            ------------    ------------    ------------
Comprehensive loss                          $ (8,299,233)   $ (6,092,973)   $(25,764,388)
                                            ------------    ------------    ------------

Shares used in computing basic and
 diluted net loss per share                   28,720,388      22,603,050

Loss per share basic and diluted            $      (0.28)   $      (0.27)


             The accompanying Notes form an integral part of these
                       Consolidated Financial Statements


                               ONELINK CORPORATION
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
  ACCUMULATED FROM NOVEMBER 6, 2000 DATE OF INCEPTION THROUGH DECEMBER 31, 2005


                                                                                        Additional      Common
                                                                   Common Stock           paid in        stock
                                                           No of shares      Amount       capital      receivable
                                                           ------------     ---------   ------------  ------------
Balance, at inception (November 6, 2000)                             --     $      --   $        --   $        --

Issuance of common stock                                              2             3            --
                                                            -----------     ---------   ------------  ------------
Balance, December 31, 2001                                            2             3            --            --
                                                            -----------     ---------   ------------  ------------
Issuance of common stock prior to reverse takeover
transactions                                                     26,370        40,346       529,126

Recapitalization pursuant to reverse takeover transaction    13,972,728       (26,349)       26,349
Issuance of common stock                                         20,000            30        29,970
Issuance of common stock on conversion of loans                 745,185           744       551,157
Issuance of common stock for services                           638,000           638       637,362

Issuance of common stock in satisfaction of liabilities       1,093,204         1,093     1,092,111
Beneficial conversion feature                                        --            --       328,766
Issuance of warrants                                                 --            --       130,000
Common stock paid for but not issued                            260,000           260       259,740
Currency translation adjustment                                      --            --            --
Net loss                                                             --            --            --
                                                            -----------     ---------   ------------  ------------

Balance, December 31, 2002                                   16,765,489        16,765     3,584,581            --
                                                            -----------     ---------   ------------  ------------
Issuance of common stock                                      1,007,877         1,008     1,080,764
Issuance of common stock on conversion of loans                 224,595           225       620,432
Issuance of common stock for services                         2,016,000         2,016     1,967,714

Issuance of common stock in satisfaction of liabilities         384,715           385       348,968
Issuance of common stock in connection with the conversion
 of accounts payable to convertible loans                        50,000            50        75,950
Cancellation of common stock                                   (912,000)         (912)           12
Beneficial conversion feature                                        --            --     1,060,238
Proceeds of convertible debt with detachable warrants                --            --        65,352
Issuance of warrants                                                 --            --     1,277,944
Stock issued upon exercise of warrants                          500,000           500       499,500
Share capital issued but unpaid                                      --            --                    (257,600)
Currency translation adjustment                                      --            --
Net loss                                                             --            --
                                                            -----------     ---------   ------------  ------------

Balance, December 31, 2003                                   20,036,676        20,037    10,581,455      (257,600)
                                                            -----------     ---------   ------------  ------------

Issuance of common stock                                      2,005,968         2,006     1,068,541
Issuance of common stock on conversion of loans                 867,704           868       875,244
Issuance of common stock for services                         3,188,948         3,189     3,386,604
Issuance of common stock in satisfaction of liabilities          60,000            60        59,940
Beneficial conversion feature                                                               230,368
Issuance of warrants                                                 --            --       487,383
Share capital issued but unpaid                                      --            --      (157,600)      157,600
Currency translation adjustment                                      --            --
Net loss                                                             --            --
                                                            -----------     ---------   ------------  ------------

Balance, December 31, 2004                                   26,159,296        26,160    16,531,935      (100,000)

Sale of common stock                                            324,167           324       238,801
Issuance of common stock for acquisitions                     1,850,000         1,850     1,030,150
Issuance of common stock on conversion of loans               2,564,151         2,564     1,375,436
Issuance of common stock for services                         1,134,399         1,134       896,687
Issuance of common stock in satisfaction of liabilities          20,000            20        14,980
Issuance of stock options for services                               --            --       161,450
Issuance of warrants                                                 --            --     2,216,964
Stock issued upon exercise of warrants                        1,108,333         1,108       830,142

Interest expense related to warrants conversions                     --            --       117,500
Share capital issued but unpaid                                (100,000)         (100)      (99,900)      100,000
Currency translation adjustment                                      --            --
Net loss                                                             --            --
                                                            -----------     ---------   ------------  ------------

Balance, December 31, 2005                                   33,060,346      $ 33,060   $ 23,314,145  $       ---
                                                            ===========     =========   ============  ============


             The accompanying Notes form an integral part of these
                        Consolidated Financial Statements


                               ONELINK CORPORATION
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
  ACCUMULATED FROM NOVEMBER 6, 2000 DATE OF INCEPTION THROUGH DECEMBER 31, 2005
                                  (continued)





                                                               Deferred  Accumulated Other
                                                             Stock-based  Comprehensive    Accumulated
                                                             Compensation  Income(Loss)       Deficit          Total
                                                             ------------  ------------    -------------    --------------
Balance, at inception (November 6, 2000)                     $             $                $        --       $        --

Issuance of common stock                                                                                                3
                                                             ------------  ------------    -------------    --------------
Balance, December 31, 2001                                                                           --                 3
                                                             ------------  ------------    -------------    --------------
Issuance of common stock prior to reverse takeover
transactions                                                                                                      569,472

Recapitalization pursuant to reverse takeover transaction                                                              --
Issuance of common stock                                                                                           30,000
Issuance of common stock on conversion of loans                                                                   551,901
Issuance of common stock for services                                                                             638,000

Issuance of common stock in satisfaction of liabilities                                                         1,093,204
Beneficial conversion feature                                                                                     328,766
Issuance of warrants                                                                                              130,000
Common stock paid for but not issued                                                                              260,000
Currency translation adjustment                                                 (7,776)                            (7,776)
Net loss                                                                                     (4,186,630)       (4,186,630)
                                                             ------------  ------------    -------------    --------------

Balance, December 31, 2002                                                      (7,776)      (4,186,630)         (593,060)
                                                             ------------  ------------    -------------    --------------
Issuance of common stock                                                                                        1,081,772
Issuance of common stock on conversion of loans                                                                   620,657
Issuance of common stock for services                                                                           1,969,730

Issuance of common stock in satisfaction of liabilities                                                           349,353
Issuance of common stock in connection with the conversion
 of accounts payable to convertible loans                                                                          76,000
Cancellation of common stock                                                                                         (900)
Beneficial conversion feature                                                                                   1,060,238
Proceeds of convertible debt with detachable warrants                                                              65,352
Issuance of warrants                                                                                            1,277,944
Stock issued upon exercise of warrants                                                                            500,000
Share capital issued but unpaid                                                                                  (257,600)
Currency translation adjustment                                               (270,323)                          (270,323)
Net loss                                                                                     (6,907,453)       (6,907,453)
                                                             ------------  ------------    -------------    --------------

Balance, December 31, 2003                                           ---      (278,099)      (11,094,083)       (1,028,290)
                                                             ------------  ------------    -------------    --------------

Issuance of common stock                                                                                        1,070,547
Issuance of common stock on conversion of loans                                                                   876,112
Issuance of common stock for services                                                                           3,389,793
Issuance of common stock in satisfaction of liabilities                                                            60,000
Beneficial conversion feature                                                                                     230,368
Issuance of warrants                                                                                              487,383
Share capital issued but unpaid                                                                                        --
Currency translation adjustment                                                127,618                            127,618
Net loss                                                                                      (6,220,591)      (6,220,591)
                                                             ------------  ------------    -------------    --------------

Balance, December 31, 2004                                           ---      (150,481)      (17,314,674)      (1,007,060)

Sale of common stock                                                                                              239,125
Issuance of common stock for acquisitions                                                                       1,032,000
Issuance of common stock on conversion of loans                                                                 1,378,000
Issuance of common stock for services                           (157,950)                                         739,871
Issuance of common stock in satisfaction of liabilities                                                            15,000
Issuance of stock options for services                                                                            161,450
Issuance of warrants                                                                                            2,216,964
Stock issued upon exercise of warrants                                                                            831,250

Interest expense related to warrants conversions                                                                  117,500
Share capital issued but unpaid
Currency translation adjustment                                               (159,025)                          (159,025)
Net loss                                                                                     (8,140,208)       (8,140,208)
                                                             ------------  ------------    -------------    --------------

Balance, December 31, 2005                                   $  (157,950)  $  (309,506)    $ (25,454,882)     $ (2,575,133)
                                                             ============  ============    =============    --------------


             The accompanying Notes form an integral part of these
                        Consolidated Financial Statements

                               ONELINK CORPORATION
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                 Accumulated from
                                                                                                  November 6, 2000
                                                                                                (date of inception)
                                                                      Year ended December 31,     to December 31,
                                                                      2005               2004          2005
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                           $ (8,140,208)   $ (6,220,591)   $(25,454,882)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                         319,742          16,296         362,314
  Impairment of software development costs                                   --              --         622,000
  Impairment of goodwill                                                276,286              --         276,286
  Allowance for doubtful accounts                                        24,840              --          24,840
  Deferred compensation                                                  76,050              --          76,050
  Issuance of common stock for services                                 726,071       3,389,793       6,723,594
  Issuance of stock options for services                                161,450              --         161,450
  Interest expense related to warrant exercise                          117,500              --         117,500
  Issuance of warrants for services                                     238,500         308,802       1,955,246
  Amortization of note discounts                                        996,944       1,177,174       2,761,961
  Gain (loss) on extinguishment of debt                                      --        (274,884)         (5,627)
  Issuance of shares in satisfaction of liabilities                          --          71,889       1,514,446
  Issuance of shares in connection with conversion of accounts
     payable to convertible loans                                            --              --          76,000
    Deferred rent                                                        (8,893)             --          (8,893)
  Change in current assets and liabilities, net of acquisitions:
    Accounts receivable                                               2,259,776         335,324       2,259,636
    Prepaid expenses and other current assets                           246,371        (339,159)       (309,418)
    Other assets                                                            200              --             200
    Accounts payable and accrued expenses                               655,458        (111,920)      2,994,742
    Deferred revenue                                                 (1,493,709)             --      (1,493,709)
    Accrued liabilities                                                      --          (2,000)         (2,000)
    Other current liabilities                                                --              --           2,000
    Other liabilities                                                    14,622              --          14,622
                                                                   ------------    ------------    ------------

    Net cash used in operating activities                            (3,529,000)     (1,649,276)     (7,331,642)
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired of $97,271        (4,052,279)             --      (4,052,279)
  Purchase of property and equipment                                   (345,793)        (10,972)       (400,756)
  Software development costs                                           (218,119)       (263,520)     (1,765,625)
                                                                   ------------    ------------    ------------
    Net cash used by investing activities                            (4,616,191)       (274,492)     (6,218,660)
                                                                   ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from notes payable - related party                           750,000              --         750,000
  Proceeds from convertible notes                                     8,400,000         796,950      10,997,634
  Proceeds from issuance of warrants                                         --           8,050          73,402
  Proceeds from loans                                                        --         250,000         265,000





  Proceeds from issuance of common stock                                239,125         912,947       2,781,444
  Payment of capital lease obligations                                   (7,809)             --          (7,809)
  Common stock receivable                                                    --         157,600        (100,000)
  Stock issued upon exercise of warrants                                831,250              --       1,073,650
  Repayment of notes and convertible notes                           (1,504,473)       (120,026)     (1,624,499)
                                                                   ------------    ------------    ------------
    Net cash provided by financing activities                         8,708,093       2,005,521      14,208,822
                                                                   ------------    ------------    ------------

Effect of exchange rate changes on cash                                  22,294              --          22,294

Net increase in cash                                                    585,196          81,753         680,814

Cash at beginning of period                                              95,618          13,865              --
                                                                   ============    ============    ============
Cash at end of period                                              $    680,814    $     95,618    $    680,814
                                                                   ============    ============    ============
Supplemental disclosures of cash flow information:
  Cash paid for interest                                           $         --    $         --    $         --
                                                                   ============    ============    ============

Supplemental disclosures of non-cash investing &
financing activities:
  Conversion of accounts payable into convertible notes            $         --    $         --    $  1,999,911
                                                                   ============    ============    ============
  Conversion of notes payable and convertible
     notes to equity                                               $  1,378,000    $    864,223    $  2,242,223
                                                                   ============    ============    ============
  Issuance of common stock in satisfaction of liabilities          $     15,000    $     71,889    $  1,529,446
                                                                   ============    ============    ============
  Issuance of common stock for services                            $         --    $  3,389,793    $  5,997,523
                                                                   ============    ============    ============
  Deferred compensation                                            $    234,000    $         --    $    234,000
                                                                   ============    ============    ============
  Issuance of common stock for prepaid services                    $     62,250    $         --    $     62,250
                                                                   ============    ============    ============
  Discount recorded on convertible notes                           $  1,978,464    $         --    $  1,978,464
                                                                   ============    ============    ============
  Assumption of notes payable in acquisition                       $    773,321    $         --    $    773,321
                                                                   ============    ============    ============
  Issuance of common stock in acquisition                          $  1,032,000    $         --    $  1,032,000
                                                                   ============    ============    ============
  Accrued liability for excess of accounts
  receivable in acquisition                                        $    663,621    $         --    $    663,621
                                                                   ============    ============    ============
  Issuance of notes payable in acquisition                         $  1,783,663    $         --    $  1,783,663
                                                                   ============    ============    ============
  Cancellation of common stock receivable                          $    100,000    $         --    $    100,000
                                                                   ============    ============    ============

              The accompanying Notes form an integral part of these
                        Consolidated Financial Statements

                               ONELINK CORPORATION

                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

1. Organization, Acquisitions and Summary of Significant Accounting Policies

Basis of presentation
---------------------
OneLink Corporation (the "Company") was organized in Delaware on September 7, 2001 and operated as BSP ONElink, Inc. from September 10, 2002. On September 12, 2002, the Company acquired FS2 Limited, a company registered in the United Kingdom, which is now named Onelink4travel Limited and is a wholly owned subsidiary of OneLink Corporation. The Company changed its name to One Link 4 Travel, Inc. in January 2004 and to OneLink Corporation in March 2006. The accompanying consolidated financial statements of the Company have been prepared under accounting principles generally accepted in the United States of America and include the accounts of OneLink Corporation (a development stage company) and its wholly owned subsidiaries, Onelink4travel Limited (a United Kingdom entity), The Call Center, LLC ("TCC") and Reservation Center, Inc. ("RCI"). All material intercompany balances and transactions have been eliminated.

Business
--------
The Company provides marketing, distribution, financial settlement and other related business-to-business services for hotels, travel service providers and travel agencies. The Company's core business has been the development and introduction of a booking and settlement system for the non-airline segment of the travel industry.

The Company acquired two new businesses during the quarter ended June 30, 2005. Newly acquired businesses include Computerized Corporate Rate Association ("CCRA"), a travel marketing service of RCI, which, among other services, operates a hotel marketing program and directory, and operates a portal for the booking of hotel reservations. Other newly acquired businesses provide 24/7 inbound customer service and support activities for travel agents and outbound telemarketing, customer service, payment collection and marketing survey services for the travel industry and other corporate clients.

Acquisition of The Call Center, LLC
-----------------------------------
On April 8, 2005, the Company entered into an Acquisition Agreement (the "TCC Agreement") with The Call Center, LLC, a Delaware limited liability company ("TCC"), Paul S. Flannery, as Trustee of the Paul Flannery Trust under trust agreement dated July 2, 2001 and amended and restated November 26, 2003, the sole member of TCC ("Flannery Trust") and Paul S. Flannery ("Flannery"). Pursuant to the TCC Agreement, the Company closed the acquisition of all of the Flannery Trust's interest in TCC, and thereby acquired sole ownership of TCC, including the operations, assets and business of TCC.

TCC is a marketing services company providing telemarketing, customer service, payment collection and marketing survey services for major US corporate clients.

Pursuant to the terms of the TCC Agreement, as amended, the acquisition consideration and allocation of that consideration, which does not include any future purchase price adjustments (see below), was recorded as follows based upon a valuation analysis conducted by the Company:

     Acquisition consideration:
         Issuance of common stock               $   717,000
      Accrued liability for Excess Accounts
           Receivable                               663,621
                                                -----------
         Total acquisition consideration        $ 1,380,621
                                                ===========

     Allocation of acquisition consideration:
      Cash                                      $    42,257
      Accounts receivable                         1,421,413
      Prepaid expenses and other assets              77,775
      Property and equipment                        775,762
      Goodwill                                      276,286
      Accounts payable and accrued expenses        (441,373)
      Note payable - bank                          (325,000)
      Note payable - former stockholder            (350,000)
      Capital lease obligation                      (26,356)
      Other long-term liabilities                   (70,143)
                                                -----------

      Total                                     $ 1,380,621
                                                ===========

The Company wrote off the goodwill, as noted above, due primarily to the loss of TCC's only customer.

Pursuant to the terms of the TCC Agreement, in exchange for the TCC interests, and subject to certain conditions, the Company issued 1,000,000 shares of its common stock to the Flannery Trust and issued 1,000,000 shares of its common stock to an escrow agent for the benefit of the Flannery Trust, subject to terms and conditions of an escrow agreement (the "Contingent Consideration Shares".) In addition, the purchase price provided for an additional payment related to excess accounts receivable, as defined.

Pursuant to the terms of the TCC Agreement, the Company is required to pay to the Flannery Trust additional cash consideration in the event that the market price of the Company's common stock is less than $2.50 per share on the second anniversary of the Closing. This additional consideration will equal (a) a share amount, as defined, multiplied by (b) the positive difference, if any, between $2.50 and the market value of the Company's common stock on the second anniversary of Closing, subject to certain adjustments. As above, in accordance with SFAS 141, no effect has been given to the contingent consideration in these financial statements. If the share price is less than $2.50, any additional consideration would result in additional goodwill at that time.

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

On December 31, 2005, the Company signed an amendment to the TCC Agreement (the "Amendment") due to the loss of TCC's major customer. As a part of this Amendment, Flannery's employment agreement, salary and 500,000 of the Contingent Consideration Shares were cancelled, 500,000 of the Contingent Consideration shares were issued and a portion of the $2.50 per share contingent consideration was extended to the third anniversary of the close.

On March 17, 2006, the Company signed a second amendment to the TCC Agreement (the "Second Amendment") related to the determination of the excess accounts receivable. In the Second Amendment the parties agreed that the amount due for the contingency was approximately $663,000 (see Note 4).


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

Pursuant to the terms of the RCI Agreement, the acquisition consideration and allocation of that consideration was recorded as follows based upon a valuation analysis conducted by the Company:

     Acquisition consideration:
         Cash paid to stockholders              $ 3,850,000
         Cash paid for warrant agreement            300,000
         Notes issued                             1,783,663
         Common stock issued                        315,000
         Acquisition costs                          141,000
                                                -----------
         Total acquisition consideration        $ 6,389,663
                                                ===========

     Allocation of acquisition consideration:
        Cash                                    $    55,464
        Accounts receivable                         925,143
        Prepaid expenses and other assets            77,703
        Property and equipment                        2,612
        Goodwill                                  6,146,297
        Intangible assets                         2,188,000
        Accounts payable and accrued expenses      (510,423)
        Deferred revenue                         (2,396,812)
        Note payable - bank                         (98,321)
                                                -----------
                                                $ 6,389,663
                                                ===========


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

The Company has informed the seller of RCI about warranty and indemnity issues related to the RCI Agreement and has deferred the initial payments on the promissory notes. This may result in an adjustment to the consideration pursuant to the terms of the agreement.

Acquired deferred revenue has been recorded at fair value to the extent it represents a legal obligation assumed by the Company in accordance with EITF 01-03 "Accounting in a Business Combination for Deferred Revenue of an Acquiree."

Pro-Forma Comparative Statements of Operations (unaudited)
-----------------------------------------------------------
The following table presents Condensed Consolidated Statements of Operations as if the acquisitions described above had taken place as of January 1, 2004:

                                        For the Year Ended    For the Year Ended
                                        December 31, 2005     December 31, 2004
                                        ------------------    ------------------
Revenues                                    $ 8,406,087            $12,546,880
Total Operating Expenses                    $15,029,085            $17,479,684
Net Loss                                    $(8,510,842)           $(6,280,666)
Loss per share-basic and diluted            $     (0.30)           $     (0.28)


Summary of Significant Accounting Policies

Use of estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material. The significant estimates reflected in these financial statements relate primarily to convertible debt and debt issued with stock purchase warrants and the fair value of equity instruments issued.

Foreign Currency Translation
----------------------------
The functional currency of the Company, TCC, and RCI is the U.S. dollar and the functional currency of Onelink4Travel Limited in the British pound. Assets and liabilities are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average rates for the respective years. The net exchange differences resulting from these transactions are recorded as a translation adjustment which is a component of stockholders' deficiency.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years. Leasehold improvements are amortized over the lesser of the lease terms or the assets' useful lives. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Intangible Assets
-----------------
The Company maintains indefinite useful lived and definite useful lived intangibles related to its acquisition of RCI. Indefinite useful lived intangibles are related to the CCRA tradename. Definite useful lived intangibles, which are being amortized over 5 years, are the RCI tradename, customer relationships and database and covenants not to compete. The following represents intangible assets at December 31, 2005:

Tradenames                            $   710,000
Customer relationships and database       978,000
Covenant not to compete                   500,000
                                      -----------
                                        2,188,000
Accumulated amortization                 (203,733)
                                      -----------

Intangibles assets, net               $ 1,984,267
                                      ===========

Amortization expense for the year ended December 31, 2005 was $203,733.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is required to be applied for fiscal years beginning after December 15, 2001. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually. The results of these tests did not indicate additional impairment of the Company's recorded goodwill related to the acquisition of RCI. The Company will perform its next impairment test as of December 31, 2006.

The summary of estimated future amortization expense for intangibles is as follows:

                 Fiscal Year Ending December 31
                             2006                        $305,600
                             2007                         305,600
                             2008                         305,600
                             2009                         305,600
                             2010                         101,867

Revenue recognition
-------------------
The majority of CCRA marketing services are invoiced during the fourth quarter of each year for services to be performed during the following year. Such revenues are deferred and recognized on a pro-rata basis over the subsequent year when services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Additional marketing services are provided on a performance basis for which revenue is recognized when no material performance obligations remain. Fees on bookings are deferred and not recognized until the date the service is rendered.

RCI's inbound 24/7 customer support services are invoiced in advance and revenue is deferred until services have been rendered. Additional customer support services are billed in arrears and revenue is recognized when no material performance obligations remain. TCC's outbound call center services are billed in arrears and revenue is recognized based on services rendered.

Software development costs
--------------------------
Software development designed to interface and link the systems in our service, including external software development, has been capitalized in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. The Company has determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use, expected to begin in 2006 and, based in part, upon successful beta testing commenced in December 2005. The Company also reviews software development costs for any impairment, and, during 2005, we have determined there is no impairment.

Impairment of long lived assets
-------------------------------
The Company assesses the impairment of long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Whenever events or changes in circumstances indicate that the carrying amounts of long lived assets may not be recoverable, the Company will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. We are not aware of any impairment at December 31, 2005.

Cash, Credit Risks and Concentration
------------------------------------
The Company considers highly liquid investments with maturities of three months or less to be cash equivalents. The Company places its cash in high credit quality financial institutions. At times the amounts are in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts.

One customer of TCC accounted for 15% of the Company's total revenue for the year ended December 31, 2005. On April 29, 2005, the Company's service contract with this customer expired. The expiration of this contract was known to the Company prior to the close of the TCC acquisition.

Income taxes
------------
The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." Under the asset and liability method, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.


Fair value of equity instruments issued
---------------------------------------
In assessing the fair value of equity instruments, the Company has used the market price of our shares at the commitment date to determine the fair value. With regard to the fair value of warrants issued to our professional advisers, we value them using the Black-Scholes model and used the market price of our shares and other relevant data required by the model at the commitment date. See footnote 5 to the Consolidated Financial Statements for further discussion.

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

Fair value of financial instruments
-----------------------------------
The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of convertible loans and other debt approximates to fair value and is based on borrowing rates currently available with similar terms and average maturities.

Advertising
-----------
Advertising expenses are charged to operations in the period in which they occur. Advertising expenses for the years ended December 31, 2005 and 2004 were approximately $6,000 and $0, respectively.

Deferred Rent
-------------
The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the non-cancellable lease term. The Company did not receive any tenant allowances from its landlords for these leases.


Stock Based Compensation
------------------------
In March 2005, the Company established a stock option plan. The Company accounts for stock based employee compensation arrangements under the intrinsic value method pursuant to Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options in 2005, and warrants for 2004, consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

                                                  Year ended December 31,
                                                   2005            2004
                                               -----------     -----------

     Net loss as reported                      $(8,140,208)    $(6,092,973)
     Pro forma expense                             421,284         209,138
                                               -----------     -----------
     Pro forma net loss                        $(8,561,492)    $(6,302,111)
                                               ===========     ===========
     Loss per share basic and diluted
      As reported                              $     (0.28)    $     (0.27)
      Pro forma                                $     (0.30)    $     (0.28)

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4.01%; expected life 5 years; expected volatility 216% and dividends of zero.

Reclassifications
-----------------

Certain reclassifications relating to currency translation adjustments and accumulated other comprehensive loss have been made to the financial statements to conform to the 2005 presentation.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R), for small business issuers, is effective for periods beginning after December 15, 2005 and accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The impact of this new standard on the Company's net loss for fiscal 2006 is estimated to be approximately $197,000 before the grant of any new options. The impact of this new standard, if it had been in effect, on the net loss and related per share amounts for the year ended December 31, 2005 is above.

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

2.  Going concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $8.1 million for the year ended December 31, 2005, and has a working capital deficit of $5.5 million and a stockholders' deficit of $2.6 million as of December 31, 2005. The Company may not be able to meet its financial commitments as presently structured, and will require further financing to ensure the continued development of its products and services and to satisfy its financial obligations. The Company intends to raise additional funds and has engaged appropriate financial advisers and institutions to support this process and is executing a strategy to secure further financing of $3-5 million. During 2005, the Company received an aggregate of $8.4 million from the sale of convertible notes and warrants and $0.8 million from the exercise of warrants, $0.8 million from the issuance of notes payable, and $0.2 million from the sale of common stock. However, there can be no assurances that subsequent fundraising will be successful. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

3.  Property and equipment

At December 31, property and equipment consists of:

                                                     2005           2004
                                                  ----------     ----------
     Computer equipment and software              $  664,565     $   54,413
     Furniture and fixtures                           41,601             --
     Vehicles                                         32,213             --
     Leasehold improvements                          117,803             --
     Construction in process                         324,870             --
                                                  ----------     ----------
                                                   1,181,052         54,413
     Less accumulated depreciation                   154,210         42,022
                                                  ----------     ----------
                                                  $1,026,842     $   12,391



Depreciation expense for the years ended December 31, 2005 and 2004 was approximately $116,000 and $14,000, respectively.


4. Convertible Notes Payable and Other Debt


Convertible notes payable


At December 31, 2005 and 2004, convertible notes payable consist of the following:

                                                               December 31,
                                                           2005          2004
                                                       ----------     ----------
Convertible notes                                      $8,658,514     $1,781,001
  Less discounts                                          836,194         84,611
                                                       ----------     ----------
    Convertible notes, net                             $7,822,320     $1,696,390
                                                       ----------     ----------
Convertible notes - related party                      $1,000,000     $  336,600
 Less discounts                                            57,737          7,014
                                                       ----------     ----------
  Convertible notes - related party, net               $  942,263     $  329,586
                                                       ----------     ----------
Total convertible notes                                $8,764,583     $2,025,976
                                                       ==========     ==========
Short-term
  Convertible notes                                    $1,258,515     $1,696,390
  Convertible notes - related party                            --        329,586
                                                       ----------     ----------
    Total short-term                                   $1,258,515     $2,025,976
                                                       ----------     ----------
Long-term
  Convertible notes                                    $6,563,805     $       --
  Convertible notes - related party                       942,263             --
                                                       ----------     ----------
    Total long-term                                    $7,506,068     $       --
                                                       ----------     ----------
Total convertible notes                                $8,764,583     $2,025,976
                                                       ==========     ==========

During the year ended December 31, 2004, the Company sold 2,005,968 shares of common stock and received net proceeds of $1,070,547 based upon a discount to the market price of common stock on the respective dates of sales.

In December of 2004, the Company received a bridge loan of $250,000 which may become convertible.

During the year ended December 31, 2004 the Company issued $796,950 in unsecured convertible notes. The note bears interest at 6%, and is convertible at a conversion rate of $0.50 per share through April 30, 2005. Included were 796,950 detachable warrants exercisable at $0.50 per share through December 31, 2006, for aggregate proceeds of $805,000. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $178,581 allocated to the warrants and $618,369 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate of 4.85% to 5.11%, a three year life of the warrant, expected dividend yield of zero and volatility of 177% to 189%. In accordance with EITF 95-8 and 00-27, the value of the beneficial conversion feature of these notes was determined to be $159,974. The beneficial conversion feature together with the value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

During the first quarter of 2005, the Company issued $950,000 in unsecured notes, that are convertible upon certain terms and conditions into 633,333 shares of common stock. The $950,000 in notes issued included the $250,000 loan made in December 2004. The notes were issued with 316,667 detachable warrants exercisable at $1.50 per share for five years for aggregate proceeds of $950,000. The notes bear interest at 10% per annum, mature in December 2007, and are convertible at a conversion rate of $1.50 per share for five years. The proceeds were allocated between convertible debt and the warrants on a relative fair value basis, with $207,815 allocated to the warrants and $742,185 allocated to the convertible debt. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest rate ranging from 3.76% to 4.03%, a five year life of the warrant, expected dividend yield of zero and volatility ranging from 201% to 212%. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The value allocated to the warrants is included in additional paid-in capital and is being accounted for as a debt discount amortized over the period of the convertible loan.

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

In December 2005, the Company offered an inducement to certain convertible note holders to exercise $1.50 warrants issued with their convertible notes at a reduced rate of $0.75 and a re-pricing of their convertible note from $1.50 per share to $1.00 per share. Nine convertible note and warrant holders exercised warrants that converted into 1,108,333 shares of common stock for a total of $831,250 in net proceeds. Of those shares, 333,333 shares were issued to a related party. The differential between the reduced exercise price and the market price of the company's common stock on the date of exercise was recorded as interest expense in the amount of approximately $117,000.

Debt Related to RCI Acquisition
-------------------------------
In connection with the RCI acquisition, the Company issued convertible notes to the sellers in the amount of $883,663 that are convertible into shares of the Company's common stock at a conversion price of $2.50 per share. The notes bear interest at a rate of 7.25% per annum and are payable in installments through February 28, 2007. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The Company is in default on these convertible notes due to delinquent payments. Pursuant to the terms of the convertible note, the notes now bear interest at the default interest rate of 12%, a 10% penalty is incurred and the all amounts owing are now due to the noteholder. Accordingly, the Company adjusted amounts owing to account for the default interest rate and penalties and has classified all amounts due as current at December 31, 2005. The Company also issued a note payable to an employee of RCI in the amount of $900,000. The note bears interest at 6.25% per annum and is payable in monthly installments of $29,000 through April 1, 2007. Total amounts outstanding at December 31, 2005 were approximately $798,000. The note is in default and is all classified as current at December 31, 2005.


Debt Related to TCC Acquisition
-------------------------------
In connection with the TCC acquisition, the Company assumed a note payable to a former stockholder in the amount of $350,000. The note accrues interest at prime plus 1/2%. As of December 31, 2005, the balance on the note was $104,543. The Company also has an obligation equal to a defined accounts receivable surplus of approximately $663,000. The amount of the accounts receivable surplus shall be paid within ten (10) business days following the second anniversary of the acquisition, provided, however, that, during the 2006 calendar year, demand may be made, by advance notice to the Company of not less than ten (10) business days for payment of not more than $150,000 after January 1, 2006 and on or before April 15, 2006, not more than $100,000 after April 15, 2006 and on or before June 15, 2006, and not more than $100,000 after June 15, 2006 and on or before September 15, 2006, provided, however, that in no event shall the cumulative amount of such requests for payment during 2006 exceed the total amount of the liability. At December 31, 2005, approximately $350,000 is included in accounts payable and accrued expenses and approximately $313,000 is included in other long-term liabilities.

Other Related Party Debt
------------------------
In the fourth quarter of 2005, the Company entered into an unsecured note agreement in the amount of $100,000 with a related party. The note is due April 15, 2006, accrued interest at 8% and is still outstanding at December 31, 2005.

On November 10, 2005, the Company entered into a $500,000 line of credit facility with a related party. The loan bears interest at prime plus 1%, with interest paid monthly. The loan is due in one year, is secured by the accounts receivable of RCI, and may not exceed 60% of RCI's accounts receivable (the Borrowing Base.") As an inducement to grant the loan, the lender was issued a warrant to purchase 500,000 shares of the Company's stock, with 250,000 shares exercisable immediately and 250,000 shares exercisable in the event of a default on the loan. The fair value of the warrants exercisable immediately was estimated using the Black Scholes model with a risk-free interest rate of 4.49%, a five year life of the warrant, expected dividend yield of zero and volatility of 218%. The Company recorded a discount to the note of $209,430 associated with the issuance of these warrants which is being amortized over the term of the loan. The Company also indemnified the lender against any losses on the loan. On March 2, 2006, the Company was notified by the lender that it was in default in that, (i) the Company was delinquent in a payment of $3,424 of interest due on March 1, 2006; and (ii) the unpaid principal balance of $500,000 exceeded the Borrowing Base of $361,196 as of February 24, 2006. The Company will record an expense associated with the default warrants in the first quarter of 2006.

In the fourth quarter of 2005, the Company entered into an unsecured note agreement in the amount of $150,000 with the former owner of TCC. The note is due April 15, 2006, accrues interest at 8% and is still outstanding at December 31, 2005.


5.   Stockholders' equity

The Company's board of directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares have rights senior to common stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of the Company. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. At present, the Company has no plans to issue any shares of preferred stock.

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

Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive, ratably, net assets available after the payment of:

o all secured liabilities, including any then outstanding secured debt securities which the Company may have issued as of such time;

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

During the year ended December 31, 2004, the Company sold 2,005,968 shares of common stock and received net proceeds of $1,070,547. The Company also issued an aggregate of 3,188,948 shares of common stock for services rendered of $3,389,793. $517,000 of this amount was deferred. In addition, 867,704 shares were issued on conversion of convertible notes of $876,112, and 116,197 shares were issued upon conversion of a $100,000 note payable. The Company also issued 60,000 shares in satisfaction of liabilities.

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

The Company also issued 1,426,000 warrants to consultants and vendors in compensation for services for the year ended December 31, 2004. The warrants are excisable for three years at an exercise price of either $0.50 or $0.75. An additional warrant was issued to a consultant for 100,000 shares at an exercise price of $2.50 per share, expiring in December 2009.

Also during 2005, ten convertible note holders converted their outstanding loan balances and all accrued interest into 2,564,151 shares of common stock at $0.50 a share. Of those shares, 726,351 were issued to related parties.

During the year ended December 31, 2005, the Company sold 324,167 shares of common stock and received net proceeds of $239,125. We also issued 1,134,399 shares of common stock for services rendered for $897,821 and 20,000 shares of common stock in satisfaction of liabilities of $15,000.

Also in December 2005, a convertible debt holder converted the balance and all accrued interest into 672,278 shares of common stock.

During 2005, the Company issued 1,850,000 shares of common stock associated with the TCC and RCI agreements. The aggregate value of the shares issued was approximately $1,032,000. See Note 4 for issuances of warrants associated with convertible notes payable.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options and warrants.

As of December 31, 2005, there are 6,039,118 warrants outstanding with an average exercise price $1.02. A table summarizing outstanding warrants is as follows:
                                                     Weighted average
                                          Shares       exercise price
                                       ----------    ----------------
Balance 12/31/2003                        817,000            $   0.83
Issued                                  3,080,450            $   0.76
Cancelled                                (425,000)           $   1.29
                                       ----------
Balance 12/31/2004                      3,472,450            $   0.76
Issued                                  3,475,001            $   1.40
Exercised                              (1,108,333)           $   0.75
Cancelled                                 (50,000)           $   0.65
                                       ----------
Balance 12/31/2005                      5,789,118            $   1.02
                                       ==========

6.  Options

The Company has reserved a total of 10,000,000 shares of common stock for issuance under its stock option plan (the "Plan"). The Plan permits the granting of incentive stock options and non-qualified stock options. The terms of stock option grants are determined by the Board of Directors. The Company's stock options generally vest over four years and have a maximum life of ten years. Shares available for future issuance under the Plan total 8,325,000 at December 31, 2005. The following summarizes the stock option activity for the years ended December 31, 2005 and 2004:

                                                                Weighted average
                                       Options Outstanding        exercise price
Balance 12/31/2004                                        0            $  0.00
Granted                                           1,675,000            $  0.96
Exercised                                                 0            $  0.00
Cancelled                                                (0)           $  0.00
                                       --------------------
Balance 12/31/2005                                1,675,000            $  0.96
                                       ====================

Selected information regarding stock options as of December 31, 2005 follows:

Weighted Average      Number of Options    Remaining Life     Number of Options
Exercise Prices          Outstanding         (in Years)         Exercisable
----------------      -----------------    --------------     -----------------
   $ 1.00                 1,175,000              6.9              600,000
   $ 0.86                   500,000              6.5                    0


Of the total options granted, 100,000 options were granted to each of four non-employee Directors of the Company and 250,000 options were granted to an executive officer of the Company. Of the total options granted, 200,000 options were granted to a non-employee who provided past services to the Company. The options are five-year non-qualified options, have an exercise price of $1.00 per share, and were immediately vested. During the year ended December 31, 2005, the Company recorded stock-based compensation expense of approximately $161,000 for these options. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.


7.   Common Stock Reserved for Future Issuance

At December 31, 2005, the Company had reserved a total of 24,763,972 of its authorized 100,000,000 shares of common stock for future issuance as follows:


Outstanding common stock warrants                                      5,789,118
Outstanding stock options                                              1,675,000
Possible future issuance under stock option plans                      8,325,000
Possible future issuance upon conversion of notes                      8,897,854
                                                                      ----------
   Total shares of common stock reserved for future issuance          24,763,972
                                                                      ==========
                                       42

8.   Interest expense
                                                        2005              2004
                                                    ----------        ----------
Interest expense                                    $  866,657        $  118,820
Amortization of debt discount                          996,949         1,217,914
                                                    ----------        ----------
Total                                               $1,863,601        $1,336,734
                                                    ==========        ==========

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and/or a beneficial conversion feature (see Note 4). Interest expense on debt instruments is accrued and charged to the income statement as incurred, but generally is not paid until maturity. During the years ended December 31, 2005 and December 31, 2004, $866,657 and $118,820, respectively, of interest expense was accrued and charged to the statement of operations, and $996,949 and $1,217,914, respectively, of debt discounts were amortized to the income statement as interest expense. No cash payments of interest were made during the respective periods.

9.   Income taxes

Loss before provision for income taxes consists of the following:

                                             December 31,           December 31,
                                                2005                    2004
                                             -----------            -----------
United States                                $(7,580,669)           $(5,667,471)
Foreign                                         (559,539)              (553,120)
                                             -----------            -----------
   Total                                     $(8,140,208)           $(6,220,591)
                                             ===========            ===========

The difference between the provision for income taxes and the U.S statutory income tax rate of 35% is as follows:

                                                   December 31,    December 31,
                                                       2005            2004
Tax computed at the federal rate (34%)             $(2,767,671)    $(2,115,001)
Permanent differences                                       --         692,539
Impact of UK losses taxed at 19% rather than 34%        83,931          82,968
Other                                                    4,666              --
State Taxes: Start-up costs                           (439,510)       (194,089)
Valuation allowance against net operating losses     3,118,819       1,533,583
                                                   -----------     -----------
Income tax expense                                 $        --     $        --
Effective tax rate                                           0%              0%
                                                   ===========     ===========


Deferred income tax assets on the balance sheet are as follows:

                                                  December 31,      December 31,
                                                      2005              2004
                                                  -----------       -----------
Net current deferred tax assets:
   Net operating losses                           $ 9,126,962       $ 3,861,795
   Start-up costs                                           0            51,006
   Goodwill impairment                                110,057                --
                                                  -----------       -----------
Total deferred tax assets                           9,237,019         3,912,801
Valuation allowance                                (8,947,392)       (3,620,730)
                                                  -----------       -----------
Net deferred tax assets                               289,627           292,071
Net current deferred tax liability:
   Software development costs                        (289,627)         (292,071)
                                                  -----------       -----------
Net deferred tax assets                           $        --       $        --
                                                  ===========       ===========


During the year ended December 31, 2005 and 2004, the Company recognized a valuation allowance of $8,947,392 and $3,620,730 against deferred tax assets, respectively. The change of valuation allowance for the year ended December 31, 2005 and December 31, 2004 was an increase of $5,326,661 and a decrease of $1,533,582, respectively. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Realization of the deferred tax assets is dependent on sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 2005 and December 31, 2004 the Company had approximately $6.0 million and $5.5 million, respectively, of net operating losses (NOL) carryforwards in the United Kingdom, all of which has an indefinite expiration. At December 31, 2005 and December 31, 2004 the Company had approximately $20.5 million and $1.9 million, respectively, of NOL carryforwards in the United States.

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

10.   Loss per share

The calculation of basic and diluted loss per share is based on the following number of shares:

                                                  2005                2004
                                             Number of shares   Number of shares
                                             ----------------   ----------------
Weighted average number of shares:
For basic and diluted loss per share            28,720,388         22,603,050
                                                ==========         ==========

As a result of the net losses for the years ended December 31, 2005 and December 31, 2004, the potential effect of the exercise of options, warrants and the conversion of notes was anti-dilutive. Therefore, 16,688,972 and 7,659,901, respectively, of potentially dilutive securities have not been included in the calculation of diluted loss per common share, as they are anti-dilutive.

11.   Commitments and contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As of December 31, 2005, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licenses are expected to be determined when the Company begins to generate revenues.

In connection with the Company's agreements with PayPal, the Company is committed to paying service fees to PayPal related to business transacted through the PayPal network. These fees are expected to be fully derived from revenue generated through the Company's OneLink system, and will be further supported by fees payable to the Company by PayPal for the Company's generation of PayPal accounts with its customers.

In connection with the Company's agreement with Sabre, the Company is committed to paying service fees to Sabre related to business transacted through the Sabre network. These fees are expected to be fully derived from revenue generated through the Company's CCRAOneLink system.

On January 13, 2006, K3 Business Technology Group PLC ("K3") filed a complaint in California Superior Court seeking a writ of attachment on the Company with respect to liabilities for accounting, bookkeeping and financial services rendered prior to the 2005 calendar year. The complaint sought damages in the amount of $120,000, plus interest, attorney's fees and costs, which approximate $35,000, for a total claim of $155,000. The Company did not contest the action, and on March 6, 2006, a writ of attachment was granted to K3. We are now working with K3 to reach a settlement under which the full amount of K3's claim will be paid in a manner and on a schedule acceptable to both parties. The Company believes that it has provided a liability that should not differ from the total amount to be paid.

We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.


Leases
------

The Company leases its office space under non-cancellable operating leases which expire through 2008. Future minimum payments under the non-cancellable operating leases at December 31, 2005 are as follows:

            Year Ending December 31,
          2006                                      $622,000
          2007                                       572,000
          2008                                       111,000
                                                 -----------
          Total                                  $ 1,305,000
                                                 ===========

Rent expense charged to operations during the years ended December 31, 2005 and 2004 was approximately $480,000 and $86,000, respectively.

In accordance with SFAS No. 13, "Accounting for Leases," non-cancellable operating leases with scheduled rent increases require that rent expense be recognized on a straight-line basis over the lease term. Rent expense for the year ended December 31, 2005 includes approximately $9,000 of income, which relates to the amortized portion of the scheduled rent increases. At December 31, 2005 a total obligation of approximately $61,000 representing future deferred rent payments is reflected in the accompanying consolidated balance sheet.


12.   Related party transactions

During 2005, the Company recorded $105,152 of expenses for consulting services rendered by a company owned by an officer of the Company. As of December 31, 2005, all of the consulting services had been paid and none was included in Accounts payable and accrued expenses. Also during 2005, the Company recorded $81,000 of expenses for consulting services rendered by a company owned by a director of the Company. As of December 31, 2005, a balance of approximately $30,000 was included in Accounts payable and accrued expenses.



Convertible notes, net of discounts and notes payable at December 31, 2004, include $579, 586 due to members of the Company's Board of Directors.


13.   Subsequent events

We have raised $0.6 million in 2006 from the exercise of warrants, the sale of equity and a note payable to provide funding for roll-out of our transaction process service, for the ongoing obligations related to the acquisitions and for working capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 12, 2005, the Company engaged the firm of Mahoney Cohen & Company, CPA, P.C. ("Mahoney") to serve as the Company's independent auditor.


The Company has not, during its two most recent fiscal years and subsequent interim periods prior to engaging Mahoney, consulted with Mahoney regarding:

     (i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that was rendered on the Company's financial statements, and neither written nor oral advice was provided by Mahoney which was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

     (ii) Any matter that was either the subject of a disagreement, as is defined in Item 304(a) (1) (iv) of Regulation S-B promulgated by the Securities Exchange Act of 1934, as amended, or an event required to be reported pursuant to Item 304 (a) (1) (iv).


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

     (b)  Changes in Internal Controls.

          There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

         None.

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

Exhibit 10.11 Services Agreement between FS2 Limited and Webb & Flo Inc., dated May 28, 2002.*

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

Exhibit 10.13 Engagement Letter as Finance Director between FS2 Limited and David J. Bolton, dated May 15, 2002 (1).

Exhibit 10.14 Engagement Letter as Director - Corporate Development between FS2 Limited and F. William Guerin, dated May 15, 2002 (1).

Exhibit 10.15 Engagement Letter as Director and COO between FS2 Limited and Roger Emsley, dated May 15, 2002 (1).

Exhibit 10.16 Engagement Letter as Director, Chairman of the Board and CEO between FS2 Limited and Graeme Pearce, dated May 15, 2002
                    (1).

Exhibit 10.17 Note and Warrant Purchase Agreement, dated January 6, 2004, among the Company and various lenders, together with form of Convertible Promissory Note and Warrant (2).

Exhibit 10.18 Agreement between the Company and Waterford Equities, Inc., dated April 9, 2003 (2).

Exhibit 10.19       2005 Stock Incentive Plan(3).

Exhibit 10.20 Acquisition Agreement among the Company Reservation Center, Inc. and the shareholders of Reservation Center, Inc., dated April 1, 2005(3).

Exhibit 10.21 Acquisition Agreement entered into on April 8, 2005 among the Company, The Call Center, LLC, Paul S. Flannery, Trustee of the Paul Flannery Trust and Paul Flannery (the "Call Center Acquisition Agreement")(3).

Exhibit 10.22 Pre Paid Content Distribution Agreement between Sabre EMEA Marketing Limited and the Company dated July 14, 2004(3).

Exhibit 10.23 Revolving Loan Agreement dated November 10, 2005 among the Company, Reservation Center Inc. and the Boatright Family LLC.(4)

Exhibit 10.24 First Amendment of the Call Center Acquisition Agreement dated effective December 23, 2005(4)

Exhibit 10.25 Second Amendment of the Call Center Acquisition Agreement dated effective March 17, 2006.(5)

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

     (2) Incorporated by reference to an exhibit to the Company's Report on Form 10-KSB for the year ended December 31, 2003.

     (3) Incorporated by reference to an exhibit to the Company's Report on Form 10-KSB for the year ended December 31, 2004.

     (4) Incorporated by reference to an exhibit to the Company's Report on Form 8-K filed on November 15, 2005.

     (5) Incorporated by reference to an exhibit to the Company's Report on Form 8-K filed on March 29, 2006.

     * Portions of Exhibits 10.3, 10.10, 10.11 and 10.12 have been omitted from the publicly filed copy and have been filed separately with the Secretary of the Commission pursuant to requests for confidential treatment.

(b)  Reports on Form 8-K

     The Company filed the following Reports on Form 8-K during the quarter ended December 31, 2005:

     On October 14, 2005 the Company reported the engagement of Mahoney Cohen & Company to serve as the Company's independent auditors.

     On November 3, 2005 the Company reported the issuance of a press release dated November 2, 2005.

     On November 15, 2005, the Company reported that it entered into a Revolving Loan Agreement with Reservation Center, Inc. and the Boatright Family LLC.

     On December 1, 2005 the Company reported the issuance of a press release dated December 1, 2005.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 31, 2006 by the undersigned, thereunto duly authorized.

                                                   ONELINK CORPORATION

                                                   /s/ F. W. Guerin
                                                   ----------------
                                                   F. W. Guerin,
                                                   Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2006 and in the capacities indicated below.
                                                   /s/ F. W. Guerin
                                                   ----------------
                                                   F. W. Guerin
                                                   Chief Executive Officer,
                                                   President, secretary and
                                                   Chairman

                                                   /s/ Alan K. Geddes
                                                   ----------------
                                                   Alan K. Geddes
                                                   Chief Financial Officer

                                                   /s/ Peter Boatright
                                                   -------------------
                                                   Peter Boatright,
                                                   Director

                                                   /s/ John Herzog
                                                   ----------------
                                                   John Herzog
                                                   Director

                                                   /s/ Richard J. Marxen
                                                   ---------------------
                                                   Richard J. Marxen
                                                   Director

                                                   /s/ Edward Nichols
                                                   ----------------
                                                   Edward Nichols
                                                   Director