Form 10KSB/A
period 2005-12-31
ONELINK CORP
filed 2006-05-01
CIK 1166161

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

                             ONELINK CORPORATION
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

                               ONELINK CORPORATION
                                  (Registrant)

Date:  April 29, 2006                          By:      /s/ F.W. Guerin
                                                        -----------------------
                                                        F. W. Guerin
                                                        Chief Executive Officer

                                Explanatory Note


Onelink Corporation is amending its Annual Report on Form 10-KSB for the year ended December 31, 2005 to include the information required by Items 9, 10, 11, 12 and 14 of the Form 10-KSB. The initial filing on Form 10-KSB indicated that we would incorporate these sections of Part III by reference to our definitive proxy statement. We no longer expect to be able to file the definitive proxy statement in the applicable time frame required for incorporating by reference information into the Form 10-KSB. Accordingly, we are filing this amended Form 10-KSB/A to include such information and to remove references to the proxy statement. Except as indicated, we have made no other changes to the Form 10-KSB for the year ended December 31, 2005.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below is information regarding the executive officers and directors of Onelink Corporation


             Name                              Position
      -----------------------------------------------------------------------
      F. W. Guerin                    Chief Executive Officer,
                                      President, Secretary and Director
      -----------------------------------------------------------------------
      David F. Fromal                 Chief Operating Officer
      -----------------------------------------------------------------------
      Peter L. Boatright              Director
      -----------------------------------------------------------------------
      John E. Herzog                  Director
      -----------------------------------------------------------------------
      Richard J. Marxen               Director
      -----------------------------------------------------------------------
      W. Edward Nichols               Director
      -----------------------------------------------------------------------

F. W. Guerin, age 53, became our Chief Executive Officer and a director in 2002. He has also served as an executive director of our United Kingdom subsidiary, Onelink4travel Limited, since 2002. Since 1999, he has also served as the chairman of Cornerstone Alliance, LLC, a management consulting firm. He has also served from 2001 to 2004 as a director of the World Luxury Group Limited, a United Kingdom based publishing and marketing services company. From 1994 to 1999, he was president of Orbit Network Inc., a firm specializing in travel technology and on-line services. He has also served since 1998 as the President of the Board of Trustees of the Carapace Institute, a non-profit art industry trade organization. Mr. Guerin received B.S. and M.B.A. degrees from the University of California in Berkeley, California.

David F. Fromal, age 52, became our Chief Operating Officer in April 2006. Most recently, from 2004 to 2006, Mr. Fromal was President and CEO of Salis, Inc., an Atlanta based, venture-backed start-up focused on the opportunities in the automation of tax-related services. From 1999 to 2004, Mr. Fromal served as Executive Vice President, Strategic Development and Corporation Communications at TRX, Inc., a global leader in transaction processing for the travel industry. He started his career at the American Express TRS Company, Inc. where, over a 13 year period, he rose to the position of Senior Vice President, including responsibility for the U.S. Personal Travel portfolio, a 1,250 person organization with $1 billion in annual sales. Mr. Fromal received a B.A. degree from the Christopher Newport University in Newport News, Virginia.

Peter L. Boatright, age 74, became a member of our Board of Directors in January 2005. He is the Chairman of our Audit Committee. For the past fourteen years, he has served as a director of the Coppermark Bank, and he currently serves as Chairman of the Audit Committee. Mr. Boatright has also served as a trustee of the Oklahoma United Methodist Foundation since 1998, and is currently Chairman of the Investment Committee. He previously served as President of Goldman Investments, and as an attorney and certified public accountant. Mr. Boatright received B.B.A. and LLB degrees from the University of Oklahoma.

John E. Herzog, age 70, became a member of our Board of Directors in September 2004. He is retired Chairman Emeritus of Herzog Heine Geduld, Inc. once one of the nation's largest NASDAQ market-making firms. At the time of its acquisition in 2000 by Merrill Lynch, the firm made markets in over 9000 stocks. Mr. Herzog is currently Chairman of R.M. Smythe & Co., Inc. a company founded in 1880 that earned a reputation as the foremost source of information regarding the value of inactive and obscure stock and bond certificates. The company is now a premiere auction house specializing in antique stocks and bonds, bank notes, coins, autographs and photographs. He is also the founder of the Museum of American Financial History, a member of the Smithsonian National Board, an emeritus trustee of Randolph-Macon Woman's College, a member of the NYU Stern School Board of Overseers, and a recipient of the Ellis Island Medal. Mr. Herzog was a former Director of the Securities Industry Association and remains a member of its New York District Economic Education Foundation.

Richard J. Marxen, age 59, became a member of our Board of Directors in July 2005. Mr. Marxen is currently chairman of Connective Technologies, Inc., a company he founded in 1995 to provide web-enabled solutions to property and casualty insurance carriers. Until this year he also was an executive officer of INSpire Insurance Solutions, first as president and CEO, and then as a senior vice president of CGI Group, Canada's largest independent IT services firm, after CGI Group acquired INSpire in 2003. Mr. Marxen joined INSpire, a $30 million NASDAQ-traded provider of software solutions and outsourced business process services in 2000 to bring the company out of Chapter 11 bankruptcy. He also served as a vice president and consultant to OneShield, Inc., a start-up provider of technology solutions to the insurance industry, spearheading the company's business development efforts. From 1998 to 2001, Mr. Marxen was board chairman at Apple Orthodontix, Inc., a NASDAQ-traded orthodontic practice management firm. Mr. Marxen received a B.S. degree in industrial engineering from Texas Tech University.

W. Edward Nichols, age 63, also became a member of our Board of Directors in 2002. He is Chairman of our Compensation Committee. For the past several years, Mr. Nichols has been a member of the law firm of Nichols & Nichols. He is authorized to practice law in the states of Colorado and Kansas, the U.S. Federal Courts and the U.S. Supreme Court. Mr. Nichols is also the owner of Nichols and Company LLC, a management consulting firm. Mr. Nichols received a B.B.A. degree from Washburn University in Topeka, Kansas and a J.D. degree from the Washburn University School of Law.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely on our review of copies of Section 16(a) reports filed by officers, directors and greater than 10% shareholders with the Securities and Exchange Commission, which have been received by us and written representations from these persons that no other reports were required for those persons, we believe that all filing requirements applicable to those persons were complied with for the fiscal year ended December 31, 2005, except that a Form 3 report was filed late by OurLink LLC and a Form 4 report was filed late by W. Edwards Nichols.

Code of Ethics
---------------

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions. Our code of ethics was filed as Exhibit 14 to our Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Audit Committee
---------------

Our Board of Directors has an Audit Committee. The members of the Audit Committee are Peter L. Boatright and W. Edward Nichols.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to our chief executive officer during the fiscal years ended December 31, 2005 and December 31, 2004.


Summary Compensation Table(1) (2)
----------------------------------
                            Annual Compensation                                          Awards             Payouts
                            -------------------                                          ------             -------     All Other
        Name and           Fiscal Year    Salary      Bonus    Other Annual     Restricted       Options     LTIP       Compensa-
   Principal Position                       ($)                Compensation    Stock Awards($)      (#)      Payouts      tion
                                                                                                              ($)          ($)
F. W. Guerin                  2005        248,778       -        $28,000                            -          -            -
Chief Executive Officer (1)
                              2004           -          -        168,000          550,000           -          -            -

Alan Geddes                   2005        120,262       -           -                -           300,000       -            -
Chief Financial Officer (2)
                              2004           -          -           -                -              -          -            -


-------------------------------
(1) We paid no compensation directly to our executive officers in 2004. In 2004 we had a consulting services agreement with Cornerstone Alliance LLC, which is managed by Mr. Guerin. Cornerstone received $28,000 in 2005 for services rendered in 2004. Mr. Guerin was employed directly by the Company in 2005.

(2) During portions of the fiscal years ended December 31, 2004 and 2005, we used the services of CFO's2GO and paid this firm $40,300 in 2004 and $66,650 in 2005 for the services of Alan Geddes. We employed Mr. Geddes directly commencing in July 2005. The amount set forth in the table reflects his direct payments for salary. We also used the services of other financial personnel through Alan Geddes Consulting Associates, a firm wholly owned by Mr. Geddes, and paid that firm $105,152 in 2005. Mr. Geddes departed from his position as Chief Financial Officer on April 14, 2006.

In September 2002, we entered into a consulting services agreement with a company affiliated with Mr. Guerin for Mr. Guerin's services. The consulting services agreement provided that Mr. Guerin would serve as an executive officer and as a member of our Board. Pursuant to this consulting services agreement, we paid $14,000 per month as a Base Rate. We also issued 550,000 shares of restricted stock to Mr. Guerin's affiliates in 2004. Commencing January 2005, Mr. Guerin has been employed directly by us at a salary of $20,000 per month.

Onelink4travel Limited entered into an engagement letter with Mr. Guerin regarding his appointment as an Executive Director of Onelink4travel Limited, effective May 15, 2002. The engagement will continue unless three months written notice of termination is provided by either party. The engagement letter provides that Mr. Guerin will be paid at a rate as agreed by the Onelink4travel Board. No compensation is currently paid for his board service.

We entered into an employment agreement on April 17, 2006 with David Fromal. David will serve as our Chief Operating Officer. The term of the agreement is three years. David will receive a base salary of $240,000 per year and will be eligible to receive an incentive bonus as determined by our board of directors based upon David's performance and our performance. David has been granted options to purchase 500,000 shares of our common stock at $1.10 per share, vesting over a 48-month period.

Alan Geddes departed from his position as Chief Financial Officer on April 14, 2006, and we entered into a Separation and Release Agreement with Alan on April 22, 2006. Alan will continue to assist the Company with reports to be filed within the next month with the SEC and will receive cash payments in 2006 equal to nine months normal compensation. Of the options to purchase 300,000 shares held by Alan, option grants were amended and restated as of April 14, 2006 to provide for (i) the termination of his options to purchase 50,000 shares at $1.50 per share; (ii) the full vesting of 140,000 of 250,000 options to purchase shares at $1.00 per share, with a right by him to exercise any or all of his vested shares through April 14, 2011; and (iii) the termination of the balance of options to purchase 110,000 shares at $1.00 per share.

Option Grants in Fiscal Year Ended December 31, 2005; Compensation of Directors
-------------------------------------------------------------------------------

In 2005 we created our 2005 Stock Incentive Plan. The following table summarizes stock options that were granted to the above named executive officers during 2005.

               Number of Securities    Percentage of Total
                Underlying Options      Options Granted to
Name                  Granted           Employees in 2005  Exercise price  Expiration Date
-------------- ---------------------- -------------------- --------------- ---------------
Alan Geddes           300,000                 26.7%             $1.00        4/14/2011 (1)



(1) Mr. Geddes employment with us was terminated in April 2006. Pursuant to a Separation and Release Agreement entered into on April 22, 2006, options to purchase 140,000 shares may be exercised by Mr. Geddes through April 14, 2011, and his other options have been terminated.

Aggregated Option Exercises in Fiscal 2005 and FY-End Option Values
-------------------------------------------------------------------

     The following table contains information about options exercised by our named executive officers during 2005 and the option values as of December 31, 2005.

                                                                                   Value of Unexercised
                 Shares                     Number of Shares Underlying            In-the-Money Options
               Acquired on       Value      Unexercised Options at FY-End (#)      at FY-End ($)
Name            Exercise       Realized     Exercisable/Unexercisable              Exercisable/Unexercisable(1)
------------- -------------- -------------- ------------------------------------- -----------------------------
Alan Geddes        --             --                      300,000                         $0/$0



     (1)  Mr. Geddes has retained options to purchase 140,000 shares.


In 2005, we granted options to purchase 100,000 shares to each of Messrs Boatright, Marxen, Nichols and Herzog (or their affiliates)in connection with their services to us as directors. We also issued an additional 25,000 shares to Mr. Nichols for consulting services.

The 2005 Stock Incentive Plan

     In 2005 we created our 2005 Stock Incentive Plan. The number of shares of common stock issuable under the Plan is 10,000,000. The Option Committee has broad discretion to grant incentive options, non-qualified options and awards of restricted stock. Incentive options may be granted only to employees. The exercise price of incentive options cannot be less than the fair market value of the underlying common stock on the date the incentive options are granted. The Option Committee has the discretion to select the persons, including employees, consultants and directors, to whom options and restricted stock awards will be granted, the term of those awards, exercise price, and other terms and conditions. However, no option may be exercisable more than 10 years after the granting of the option.

     The Board of Directors may at any time terminate the Plan or make such amendments or modifications to the Plan that our Board deems advisable, except that no amendments may impair previously outstanding options or stock awards.

     The incentive options issuable under the Plan are structured to qualify for favorable tax treatment provided for "incentive stock options" by Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). All references to the tax treatment of the incentive options are under the Code as currently in effect. Pursuant to Section 422 of the Code, optionees will not be subject to federal income tax at the time of the grant or at the time of exercise of an incentive option. In addition, provided that the stock underlying the incentive option is not sold less than two years after the grant of the incentive option and is not sold less than one year after the exercise of the option, then the difference between the exercise price and the sales price will be treated as long-term capital gain or loss. An optionee also may be subject to the alternative minimum tax upon exercise of his incentive options. We will not be entitled to receive any income tax deductions with respect to the granting or exercise of incentive options or the sale of the common stock underlying the incentive options.

     Non-qualified options issued under the Plan will not qualify for the special tax benefits given to incentive options under Section 422 of the Code. An optionee does not recognize any taxable income at the time he is granted a non-qualified option or non-qualified non-discretionary option. However, upon exercise of these options, the optionee recognizes ordinary income for federal income tax purposes measured by the excess, if any, of the then fair market value of the shares over the exercise price. The ordinary income recognized by the optionee will be treated as wages and will be subject to income tax withholding by us. Upon an optionee's exercise of a non-qualified option, we will be entitled to a tax deduction in the amount recognized as ordinary income to the optionee provided that we effect withholding with respect to the deemed compensation. Upon an optionee's sale of shares acquired pursuant to the exercise of a non-qualified option, any difference between the sale price and the fair market value of the shares on the date when the option was exercised will be treated as long-term or short-term capital gain or loss.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth, as of April 24, 2006, the ownership of our common stock held by each person who beneficially owns more than 5% of our common stock, each of our directors, and all of our directors and named executive officers as a group.



Beneficial Owner                                Number of Shares Owned      Percentage of Ownership
----------------                                ----------------------      -----------------------
F. W. Guerin(1)                                         2,650,000                   7.80%
One Market Plaza
Spear Tower, 36th Floor
San Francisco, CA 94105

W. Edward Nichols (2)                                   1,345,109                   4.02%
One Market Plaza
Spear Tower, 36th Floor
San Francisco, CA 94105

Peter L. Boatright(3)                                   1,494,640                   4.34%
4932 NW 31st Street
Oklahoma City, OK  73122

John E. Herzog (4)                                      4,027,472                  11.47%
2 Rector Street, 12th Floor
New York, NY  10006

Richard J. Marxen (5)                                     100,000                   *
425 Wyndham Crest
Fort Worth, TX 76114

All directors and named executive
officers as a group (5 persons) (1)(2)(3)(4)(5)         9,642,246                  26.10%

OurLink LLC (6)                                         4,000,000                  10.79%
2819 Glenda Avenue
Fort Worth, TX 76117


------------------------------------

(1) Includes (i) 850,000 shares owned by Cornerstone, a company owned and managed by Mr. Guerin, (ii) 1,150,000 shares owned by another entity controlled by Mr. Guerin, (iii) warrants to purchase 450,000 shares at $1.00 per share until May 6, 2007; and (iv) options to purchase 200,000 shares at $1.00 per share until March 1, 2016.
(2) Includes shares held by Nichols and Company LLC, a company controlled by Mr. Nichols. Also includes options to purchase 100,000 shares of common stock at $1.00 per share until July 1, 2010 and options to purchase 25,000 shares of common stock at $1.00 per share until March 1, 2011.
(3) Includes 395,656 shares held by the Boatright Family LLC and 185,884 shares held by an IRA for his benefit. Also includes (i) 37,500 shares underlying a warrant to purchase common stock at an exercise price of $.75 per share until June 17, 2007; (ii) 50,000 shares underlying a warrant to purchase common stock at an exercise price of $.50 per share until September 3, 2007; (iii) 161,000 shares underlying a warrant to purchase common stock at an exercise price of $.50 per share until December 14, 2007; (iv) 39,600 shares underlying a warrant to purchase common stock at an exercise price of $.50 per share until December 31, 2006; (v) 100,000 shares of common stock underlying options to purchase common stock at a price per share of $1.00 until July 1, 2010; (vi) 25,000 shares underlying options to purchase common stock at $1.00 per share until March 1, 2011; and (vii) 500,000 shares underlying a warrant to purchase common stock at an exercise price of $1.00 per share until November 10, 2010.

(4) Includes 2,215,497 shares held by Mr. Herzog directly, and 25,000 shares held by his IRA. Also includes (i) 20,000 shares underlying a warrant to purchase common stock at a price of $1.50 per share until June 19, 2006;
     (ii) 250,000 shares underlying a convertible promissory note, which is convertible into shares of common stock at a conversion price of $1.00 per share under December 17, 2007; (iii) 20,000 shares underlying a warrant to purchase common stock at an exercise price of $1.00 per share until December 23, 2007; (iv) 150,000 shares underlying a convertible promissory note, which is convertible into shares of common stock at a conversion price of $1.00 per share until December 17, 2007; (v) 250,000 shares underlying a convertible promissory note, which is convertible into shares of common stock at a conversion price of $1.00 per share until December 17, 2007; (vi) 350,000 shares of common stock underlying a convertible promissory note, which is convertible into shares of common stock at a conversion price of $1.00 per share until December 17 2007; (vii) 217,800 shares of common stock underlying a warrant to purchase common stock at a price per share of $.50 until December 31, 2006; (viii) 39,600 shares of common stock underlying a warrant to purchase common stock at a price per share of $.50 until December 31, 2006 owned by Sarah Herzog; (ix) 39,600 shares of common stock underlying a warrant to purchase common stock at a price per share of $.50 until December 31, 2006 owned by Mary Herzog; (x) 37,500 shares of common stock underlying a warrant to purchase common stock at a price per share of $.50 until June 17, 2007; (xi) 100,000 shares of common stock underlying a warrant to purchase common stock at a price per share of $.50 until August 11, 2007; (xii) 187,500 shares of common stock underlying a warrant to purchase common stock at a price per share of $.50 until October 21, 2007; and (xiii) 100,000 shares of common stock underlying options to purchase common stock at a price per share of $1.00 until July 1, 2010.
(5) Consists of 100,000 shares of common stock underlying options to purchase common stock at a price per share of $1.00 until July 1, 2010.
(6) Includes 1,333,333 shares underlying a warrant to purchase common stock at an exercise price of $1.50 per share until May 5, 2010 and 2,666,667 shares underlying a convertible promissory note convertible in shares of common stock at a conversion price of $1.50 per share until December 24, 2007. JRJ Ventures, Inc. is the sole manager of OurLink, LLC.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 2003, we agreed with creditors who were owed an aggregate of $1,982,115 to convert the accounts payable into convertible notes. The notes were convertible into our common stock at $1.00 per share through January 31, 2005 at the option of the note holders. Included in this amount were $120,000 owed to Cornerstone and $102,000 owed to Nichols and Company, LLC. The note to Nichols and Company LLC was repaid in cash in 2004. The note to Cornerstone was repaid in 2004 consisting of $50,000 in cash and 75,000 shares of our common stock.

From December 2003 through April 2004 we received an aggregate of $1,105,000 from the sale of notes convertible into our common stock at $.50 per share and warrants to purchase an aggregate of 1,093,950 shares of our common stock at $.50 per share expiring on December 31, 2006. John E. Herzog invested $300,000 in this offering and received convertible notes in the principal amount of $297,000 and warrants to purchase 297,000 shares. Peter L. Boatright's IRA invested $40,000 in this offering and his IRA received convertible notes in the principal amount of $39,600 and warrants to purchase 39,600 shares. In April 2005 Mr. Herzog and Mr. Boatright's IRA converted all of the principal and accrued interest of their notes and received 640,967 shares and 85,384 shares, respectively, of our common stock.

From December 2004 through April 2005 we received an aggregate of $2,450,000 from the sale of notes convertible into our common stock at $1.50 per share through December 24, 2007 and warrants to purchase an aggregate of 816,666 shares of our common stock at $1.50 per share expiring in five years. John Herzog loaned us $1,000,000 in this offering and received convertible notes in the principal amount of $1,000,000 and warrants to purchase 333,333 shares. In December 2005, we entered into an agreement with Mr. Herzog pursuant to which we agreed to reduce the conversion price of the convertible notes purchased by Mr. Herzog in this offering to $1.00 per share, and agreed to reduce the exercise price of the warrants to $.75 per share in the event that Mr. Herzog exercised the warrants on or before December 30, 2005. Mr. Herzog exercised the warrants on December 28, 2005 and, therefore, the conversion price of the notes and the exercise price of the warrants owned by Mr. Herzog were reduced pursuant to the terms of this agreement.

In November 2005 we borrowed $500,000 from the Boatright Family LLC pursuant to a promissory note due November 10, 2006 and a Revolving Loan Agreement. Interest accrues on the note at 1% above the prime rate. In connection with this loan we issued to the Boatright Family LLC warrants to purchase 500,000 shares of our common stock at $1.00 per share through November 10, 2010.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stonefield Josephson, Inc. served as our independent auditors for the year ended December 31, 2004. Stonefield Josephson, Inc. billed us $83,964 for professional services rendered in 2004, all of which consisted of audit fees. Audit fees consist of the audit of our annual financial statements, reviews of our quarterly reports on Form 10-QSB, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years. Mahoney Cohen & Company, CPA, P.C. served as our independent auditors for the year ended December 31, 2005 and billed us $157,138 for professional services rendered in 2005. Stonefield Josephson, Inc. billed us $45,775 for audit fees and $49,236 for other fees incurred in the year ended December 31, 2005. The other fees were incurred in connection with audits of companies acquired by us in 2005.