Form 10QSB
period 2006-03-31
ONELINK CORP
filed 2006-05-22
CIK 1166161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the quarterly period ended: March 31, 2006


                           Commission File No. 0-50044
                                               -------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The Company had 34,332,196 shares of common stock outstanding as of May 5, 2006

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL INFORMATION


        Consolidated Balance Sheets - March 31, 2006 (unaudited)
            and December 31, 2005...........................................  3
        Consolidated Statements of Operations and Comprehensive Loss
            for the three month periods ended March 31, 2006 and
            2005 (unaudited) and from inception through
            March 31, 2006 (unaudited) .....................................  4
        Consolidated Statements of Stockholders' Deficit
            from inception through March 31, 2006 (unaudited)................ 5
        Consolidated Statements of Cash Flows for the three month
            periods ended March 31, 2006 and 2005 (unaudited)
            and from inception through March 31, 2006 (unaudited) ..........  7
        Notes to Unaudited Consolidated Financial Statements ...............  8

Item 2. Management's Discussion and Analysis or Plan of Operation .......... 18

Item 3. Controls and Procedures ...........................................  23


PART II - OTHER INFORMATION ...............................................  23


Item 2. Unregistered Sales of Securities and Use of Proceeds...............  23

Item 4. Submission of Matters to a Vote of Security Holders................  23

Item 6. Exhibits...........................................................  24


Signatures ................................................................  25


                               ONELINK CORPORATION
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS


                                                         March 31,     December 31,
                                                      2006(unaudited)      2005
                                                      --------------  -------------
ASSETS

Current assets:
Cash                                                   $        ---    $    680,814
Accounts receivable, net of allowance for
doubtful accounts of $46,228 and $43,840 as
of March 31, 2006 and December 31, 2005                     103,376          62,080
Prepaid expenses and other current assets                   111,817         338,454
                                                       ------------    ------------
Total current assets                                        215,193       1,081,348
                                                       ------------    ------------
Other assets:
Property and equipment, net                                 991,402       1,026,842
Software development costs                                1,892,936       1,604,200
Goodwill                                                  6,146,297       6,146,297
Intangible assets, net                                    1,907,867       1,984,267
Other assets                                                 63,991          63,991
                                                       ------------    ------------
Total other assets                                       11,002,493      10,825,597
                                                       ------------    ------------
Total assets                                           $ 11,217,686    $ 11,906,945
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses                  $  2,883,505    $  2,837,031
Related party payables                                      138,929         115,537
Deferred revenues                                         1,783,379         903,103
Notes payable - related party                             1,524,238       1,472,598
Convertible notes, net                                    1,258,515       1,258,515
Note Payable, net                                           254,713             ---
Capital lease obligations - short term                          ---          11,714
                                                       ------------    ------------
Total current liabilities                                 7,843,279       6,598,498
                                                       ------------    ------------
Commitments and contingencies (Note 7)

Long-term liabilities:
Convertible notes, net                                    6,688,980       6,563,805
Convertible notes - related parties, net                    949,450         942,263
Capital lease obligations - long term                           ---           6,833
Other long-term liabilities                                 364,925         370,679
                                                       ------------    ------------
Total long- term liabilities                              8,003,355       7,883,580
                                                       ------------    ------------
Total liabilities                                        15,846,634      14,482,078
                                                       ------------    ------------

Stockholders' deficit:
Preferred stock $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding                     ---             ---
Common stock, $0.001 par value, 100,000,000 shares
authorized Issued and outstanding shares: 33,633,280
as of March 31, 2006 and 33,060,346 as of
December 31, 2005                                            33,633          33,060
Additional paid-in capital                               24,365,234      23,314,145
Deferred stock-based compensation                          (142,155)       (157,950)
Accumulated other comprehensive loss                       (292,857)       (309,506)
Deficit accumulated during the development stage        (28,592,803)    (25,454,882)

                                                       ------------    ------------
Total stockholders' deficit                              (4,628,948)     (2,575,133)
                                                       ------------    ------------
Total liabilities and stockholders' deficit            $ 11,217,686    $ 11,906,945
                                                       ============    ============
------------


              The accompanying Notes form an integral part of these
                        Consolidated Financial Statements


                               ONELINK CORPORATION
                          (a development stage company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                         Accumulated from
                                                                         November 6, 2000
                                          Three months ended March 31,  (date of inception)
                                              2006            2005       to March 31, 2006
                                          ------------   -------------  -------------------


Net revenues                                 1,126,768              --        5,348,552

Operating expenses
Sales and marketing expenses                   344,073         149,173        3,264,413
General and administrative expenses          3,029,906         680,655       25,466,597
Depreciation and amortization                  122,512           3,997          482,064
Impairment of goodwill                              --             --           276,286
Loss on extinguishment of debt, net                 --             --            33,399
                                           ------------    ------------     ------------
Total operating expenses                     3,496,491         833,825       29,522,759
                                           ------------    ------------     ------------
Loss from operations                        (2,369,723)       (833,825)     (24,174,207)

Other income (expense), net                         --         (19,283)         284,490
Interest expense, net                         (768,198)       (133,881)      (4,703,086)
                                           ------------    ------------     ------------
Net loss                                    (3,137,921)       (986,989)     (28,592,803)

Other comprehensive income (loss):
Foreign currency translation                    16,649         127,618         (292,857)
                                           ------------    ------------     ------------
Comprehensive loss                        $ (3,121,272)    $  (859,371)    $(28,885,660)
                                           ============    ============     ============

Shares used in computing basic and
 diluted net loss per share                 33,321,426      26,205,234

Net loss per share basic and diluted      $     (0.09)     $    (0.04)


-----------


              The accompanying Notes form an integral part of these
                        Consolidated Financial Statements


                               ONELINK CORPORATION
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
   ACCUMULATED FROM NOVEMBER 6, 2000 DATE OF INCEPTION THROUGH MARCH 31, 2006
                                                                                       Additional       Common
                                                                   Common Stock           paid in        stock
                                                           No of shares       Amount      capital      receivable
                                                           ------------     ---------   ------------  ------------
Balance, at inception (November 6, 2000)                             --     $      --   $        --   $        --

Issuance of common stock                                              2             3            --
                                                            -----------     ---------   ------------  ------------
Balance, December 31, 2001                                            2             3            --            --
                                                            -----------     ---------   ------------  ------------
Issuance of common stock prior to reverse takeover
 transactions                                                    26,370        40,346       529,126
Recapitalization pursuant to reverse takeover transaction    13,972,728       (26,349)       26,349
Issuance of common stock                                         30,000            30        29,970
Issuance of common stock on conversion of loans                 745,185           744       551,157
Issuance of common stock for services                           638,000           638       637,362
Issuance of common stock in satisfaction of liabilities       1,093,204         1,093     1,092,111
Beneficial conversion feature                                        --            --       328,766
Issuance of warrants                                                 --            --       130,000
Common stock paid for but not issued                            260,000           260       259,740
Currency translation adjustment                                      --            --
Net loss                                                             --            --
                                                            -----------     ---------   ------------  ------------
Balance, December 31, 2002                                   16,765,489        16,765     3,584,581            --
                                                            -----------     ---------   ------------  ------------

Issuance of common stock                                      1,007,877         1,008     1,080,764
Issuance of common stock on conversion of loans                 224,595           225       620,432
Issuance of common stock for services                         2,016,000         2,016     1,967,714
Issuance of common stock in satisfaction of liabilities         384,715           385       348,968
Issuance of common stock in connection with the conversion
 of accounts payable to convertible loans                        50,000            50        75,950
Cancellation of common stock                                   (912,000)         (912)           12
Beneficial conversion feature                                        --            --     1,060,238
Proceeds of convertible debt with detachable warrants                --            --        65,352
Issuance of warrants                                                 --            --     1,277,944
Stock issued upon exercise of warrants                          500,000           500       499,500
Share capital issued but unpaid                                      --            --                    (257,600)
Currency translation adjustment                                      --            --
Net loss                                                             --            --
                                                            -----------     ---------   ------------  ------------
Balance, December 31, 2003                                   20,036,676        20,037    10,581,455      (257,600)
                                                            -----------     ---------   ------------  ------------

Issuance of common stock                                      2,005,968         2,006     1,068,541
Issuance of common stock on conversion of loans                 867,704           868       875,244
Issuance of common stock for services                         3,188,948         3,189     3,386,604
Issuance of common stock in satisfaction of liabilities          60,000            60        59,940
Beneficial conversion feature                                                               230,368
Issuance of warrants                                                 --            --       487,383
Share capital issued but unpaid                                      --            --      (157,600)      157,600
Currency translation adjustment                                      --            --
Net loss                                                             --            --
                                                            -----------     ---------   ------------   ------------
Balance, December 31, 2004                                   26,159,296        26,160    16,531,935      (100,000)
                                                             -----------     ---------   ------------  ------------

Issuance of common stock                                        324,167           324       238,801
Issuance of common stock for acquisitions                     1,850,000         1,850     1,030,150
Issuance of common stock on conversion of loans               2,564,151         2,564     1,375,436
Issuance of common stock for services                         1,134,399         1,134       896,687
Issuance of common stock in satisfaction of liabilities          20,000            20        14,980
Issuance of stock options for services                               --            --       161,450
Issuance of warrants                                                 --            --     2,216,964
Stock issued upon exercise of warrants                        1,108,333         1,108       830,142
Interest expense related to warrants conversions                     --            --       117,500
Share capital issued but unpaid                                (100,000)         (100)      (99,900)      100,000
Currency translation adjustment                                      --            --
Net loss                                                             --            --
                                                            -----------     ---------   ------------  ------------
Balance, December 31, 2005                                   33,060,346        33,060     23,314,145           --
                                                            -----------     ---------   ------------  ------------

Issuance of common stock                                        416,667           417        312,083
Stock issued upon exercise of warrants                          156,267           156        107,144
Stock based compensation related to stock options                    --            --        246,243
Issuance of warrants                                                 --            --        330,988
Interest expense related to warrants conversions                     --            --         34,631
Beneficial conversion feature                                        --            --         20,000
Deferred compensation expense                                        --            --
Currency translation adjustment                                      --            --
Net loss                                                             --            --
                                                            -----------     ---------   ------------  ------------
Balance, March 31, 2006                                      33,633,280      $ 33,633   $ 24,365,234  $        --
                                                            ===========     =========   ============  ============



              The accompanying Notes form an integral part of these
                        Consolidated Financial Statements


                               ONELINK CORPORATION
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
   ACCUMULATED FROM NOVEMBER 6, 2000 DATE OF INCEPTION THROUGH MARCH 31, 2006
                                   (continued)






                                                               Deferred     Accumulated         Other
                                                             Stock-based   Comprehensive     Accumulated
                                                            Compensation   Income (Loss)       Deficit         Total
                                                             ------------  ------------    -------------    ----------
Balance, at inception (November 6, 2000)                     $             $                $        --       $     --

Issuance of common stock                                                                                             3
                                                             ------------  ------------    -------------    ----------
Balance, December 31, 2001                                                                           --              3
                                                             ------------  ------------    -------------    ----------
Issuance of common stock prior to reverse takeover
 transactions                                                                                                  569,472
Recapitalization pursuant to reverse takeover transaction                                                           --
Issuance of common stock                                                                                        30,000
Issuance of common stock on conversion of loans                                                                551,901
Issuance of common stock for services                                                                          638,000
Issuance of common stock in satisfaction of liabilities                                                      1,093,204
Beneficial conversion feature                                                                                  328,766
Issuance of warrants                                                                                           130,000
Common stock paid for but not issued                                                                           260,000
Currency translation adjustment                                                 (7,776)                        (7,776)
Net loss                                                                                     (4,186,630)   (4,186,630)
                                                             ------------  ------------    -------------    ----------
Balance, December 31, 2002                                                      (7,776)      (4,186,630)     (593,060)
                                                             ------------  ------------    -------------    ----------

Issuance of common stock                                                                                     1,081,772
Issuance of common stock on conversion of loans                                                                620,657
Issuance of common stock for services                                                                        1,969,730
Issuance of common stock in satisfaction of liabilities                                                        349,353
Issuance of common stock in connection with the conversion
 of accounts payable to convertible loans                                                                       76,000
Cancellation of common stock                                                                                     (900)
Beneficial conversion feature                                                                                1,060,238
Proceeds of convertible debt with detachable warrants                                                           65,352
Issuance of warrants                                                                                         1,277,944
Stock issued upon exercise of warrants                                                                         500,000
Share capital issued but unpaid                                                                              (257,600)
Currency translation adjustment                                               (270,323)                      (270,323)
Net loss                                                                                      (6,907,453)  (6,907,453)
                                                             ------------  ------------    -------------    ----------
Balance, December 31, 2003                                                    (278,099)      (11,094,083)  (1,028,290)
                                                             ------------  ------------    -------------    ----------

Issuance of common stock                                                                                     1,070,547
Issuance of common stock on conversion of loans                                                                876,112
Issuance of common stock for services                                                                        3,389,793
Issuance of common stock in satisfaction of liabilities                                                         60,000
Beneficial conversion feature                                                                                  230,368
Issuance of warrants                                                                                           487,383
Share capital issued but unpaid                                                                                     --
Currency translation adjustment                                                127,618                         127,618
Net loss                                                                                      (6,220,591)  (6,220,591)
                                                             ------------  ------------    -------------    ----------
Balance, December 31, 2004                                                    (150,481)      (17,314,674)  (1,007,060)
                                                             ------------  ------------    -------------    ----------

Issuance of common stock                                                                                       239,125
Issuance of common stock for acquisitions                                                                    1,032,000
Issuance of common stock on conversion of loans                                                              1,378,000
Issuance of common stock for services                           (157,950)                                      739,871
Issuance of common stock in satisfaction of liabilities                                                         15,000
Issuance of stock options for services                                                                         161,450
Issuance of warrants                                                                                         2,216,964
Stock issued upon exercise of warrants                                                                         831,250
Interest expense related to warrants conversions                                                               117,500
Share capital issued but unpaid                                                                                     --
Currency translation adjustment                                               (159,025)                      (159,025)
Net loss                                                                                     (8,140,208)   (8,140,208)
                                                             ------------  ------------    -------------   -----------
Balance, December 31, 2005                                      (157,950)     (309,506)     (25,454,882)   (2,575,133)
                                                             ------------  ------------    -------------   -----------

Issuance of common stock                                                                                      312,500
Stock issued upon exercise of warrants                                                                        107,300
Stock based compensation related to stock options                                                             246,243
Issuance of warrants                                                                                          330,988
Interest expense related to warrants conversions                                                               34,631
Beneficial conversion feature                                                                                  20,000
Deferred compensation expense                                      15,795                                      15,795
Currency translation adjustment                                                  16,649                        16,649
Net loss                                                                                     (3,137,921)   (3,137,921)
                                                             ------------  ------------    -------------   -----------
Balance, March 31, 2006                                      $  (142,155)  $  (292,857)    $(28,592,803)  $(4,628,948)
                                                             ============  ============    =============   ===========


              The accompanying Notes form an integral part of these
                        Consolidated Financial Statements

                               ONELINK CORPORATION
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          Accumulated
                                                                                                      from November 6,
                                                                                                         2000 (date of
                                                                           Three months ended Mar 31,    inception) to
                                                                              2006           2005       March 31, 2006
                                                                         -------------   -------------   ------------
Cash flows from operating activities:

Net loss                                                                 $ (3,137,921)    $  (986,989)   $(28,592,803)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                               122,512           3,383         484,826
  Impairment of software development costs                                         --              --         622,000
  Impairment of goodwill                                                           --              --         276,286
  Allowance for doubtful accounts                                               2,388              --          27,228
  Deferred compensation                                                        15,795              --          91,845
  Issuance of common stock for services                                            --          61,688       6,723,594
  Stock based compensation related to stock options                           246,243              --         407,693
  Interest expense related to warrant exercise                                 34,631              --         152,131
  Issuance of warrants for services                                            61,118              --       2,016,364
  Issuance of warrants due to default on note payable                         207,149              --         207,149
  Amortization of note discounts                                              221,436         102,818       2,983,397
  Loss on extinguishment of debt                                                   --              --          (5,627)
  Issuance of shares in satisfaction of liabilities                                --              --       1,514,446
  Issuance of shares in connection with conversion of
    accounts payable to convertible loans                                          --              --          76,000
  Deferred rent                                                                (3,360)             --         (12,253)
Change in current assets and liabilities:
  Accounts receivable, net                                                    (43,684)              40      2,215,952
  Prepaid expenses and other current assets                                   226,637          169,955        (82,781)
  Other assets                                                                     --               --            200
  Accounts payable and accrued expenses                                       239,650           59,089      3,234,392
  Deferred revenue                                                            880,276               --       (613,433)
  Accrued liabilities                                                              --               --         (2,000)
  Other current liabilities                                                        --               --          2,000
  Other liabilities                                                                --               --         14,622
                                                                         ------------     ------------    ------------
Net cash used in operating activities                                        (927,130)        (590,016)    (8,258,772)
                                                                         ------------     ------------    ------------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired of $97,271                       --              --      (4,052,279)
  Purchase of property and equipment                                         (105,252)             683       (506,008)
  Software development costs                                                 (353,165)          21,741     (2,118,790)
                                                                          ------------    ------------    ------------
Net cash used by investing activities                                        (458,417)          22,424     (6,677,077)
                                                                          ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from notes payable - related party                                      --               --        750,000
  Proceeds from convertible notes                                                  --          700,000     10,997,634
  Proceeds from issuance of warrants                                               --               --         73,402
  Proceeds from short term notes and loans                                    300,000               --        565,000
  Proceeds from issuance of common stock                                      312,500               --      3,093,944
  Capital lease obligation payments                                           (18,547)              --        (26,356)
  Common stock receivable                                                          --               --       (100,000)
  Stock issued upon exercise of warrants                                      107,300               --      1,180,950
  Repayment of notes and convertible notes                                         --          (50,000)    (1,624,499)
                                                                         ------------     ------------    ------------
Net cash provided by financing activities                                     701,253          650,000     14,910,075
                                                                         ------------     ------------    ------------

Effect of exchange rate changes on cash                                         3,480               --         25,774
                                                                         ------------     ------------    ------------

Net increase (decrease) in cash and cash equivalents                         (680,814)          82,408             --

Cash and cash equivalents at beginning of period                              680,814           95,618             --
                                                                         ------------     ------------    ------------

Cash and cash equivalents at end of period                               $         --     $    178,026    $        --
                                                                         ============     ============    ============


Supplemental disclosures of cash flow information:
Cash paid for interest                                                   $    110,822     $         --    $    110,822
                                                                         ============     ============    ============

Supplemental disclosures of non-cash investing & financing activities:
Conversion of accounts payable into convertible notes                    $         --     $         --    $  1,999,911
                                                                         ============     ============    ============
Conversion of notes payable and convertible notes to equity              $         --     $         --    $  2,242,223
                                                                         ============     ============    ============
Issuance of common stock in satisfaction of liabilities                  $         --     $         --    $  1,529,446
                                                                         ============     ============    ============
Issuance of common stock for services                                    $         --     $     61,688    $  5,997,523
                                                                         ============     ============    ============
Deferred compensation                                                    $         --     $         --    $    234,000
                                                                         ============     ============    ============
Issuance of common stock for prepaid services                            $         --     $         --    $     62,250
                                                                         ============     ============    ============
Discount recorded on convertible notes and notes payable                 $     62,721     $         --    $  2,041,185
                                                                         ============     ============    ============
Beneficial conversion associated with warrants                           $     20,000     $         --    $     20,000
                                                                         ============     ============    ============
Assumption of note payable in acquisition                                $         --     $         --    $    773,321
                                                                         ============     ============    ============
Issuance of common stock in acquisitions                                 $         --    $          --    $  1,032,000
                                                                         ============     ============    ============
Accrued liability for excess of accounts receivable in
  acquisition                                                            $         --     $         --    $    663,621
                                                                         ============     ============    ============
Issuance of notes payable in acquisition                                 $         --     $         --    $  1,783,663
                                                                         ============     ============    ============
Cancellation of common stock receivable                                  $         --    $          --    $    100,000
                                                                         ============     ============    ============


              The accompanying Notes form an integral part of these
                        Consolidated Financial Statements

                               ONELINK CORPORATION
                          (a development stage company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Onelink Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements, and include the accounts of Onelink Corporation (a development stage company) and its wholly owned subsidiaries, Onelink4travel Limited (a United Kingdom entity), The Call Center, LLC ("TCC") and Reservation Center, Inc. ("RCI"). In the opinion of management, all adjustments that are necessary for a fair and comparable presentation have been included. All material intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Going Concern

The financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of approximately $3.1 million for the three months ended March 31, 2006, has a working capital deficit of approximately $7.6 million and stockholders' deficit of approximately $4.6 million as of March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Subsequent to March 31, 2006, the Company has raised $2.0 million from the exercise of warrants, the sale of equity and the issuance of convertible notes to provide funding for the roll-out of its transaction processing and settlement service, for the ongoing obligations related to acquisitions completed in 2005 and for working capital. It is anticipated that the rollout of its transaction process service, as well as elimination of redundant business functions and personnel and additional funds provided by the sale of equity, convertible debt and warrants or other financial instruments will enable the Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds or long-term financing, should it be necessary. However, there can be no assurances that subsequent fundraising or long-term financing will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

Organization and Business Activity

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

Significant Accounting Policies

Revenue recognition

The majority of marketing services are invoiced during the fourth quarter of each year for services to be performed during the following year. Such revenues are deferred and recognized on a pro-rata basis over the subsequent year when services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Additional marketing services are provided on a performance basis for which revenue is recognized when no material performance obligations remain. Fees on bookings are deferred and not recognized until the date the service is rendered. Revenue is recognized net of estimated returns and allowances.

The Company's inbound 24/7 customer support services are invoiced in advance and revenue is deferred until services have been rendered. Additional customer support services are billed in arrears and revenue is recognized when no material performance obligations remain. The Company's outbound call center services are billed in arrears and revenue is recognized based on services rendered.

Software development costs

Software development designed to interface and link the systems in the Company's service, including external software development, has been capitalized in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In assessing the future operational use of the product, management has made estimations with respect to future revenues and costs and the ongoing viability of the business. The Company has determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. The Company also reviews software development costs for any impairment, and has determined there is no impairment at March 31, 2006. In April 2006, the Company launched the first phase of its travel bookings and settlement product and will begin amortizing the related capitalized software development costs over its estimated useful life of five years.

Fair value of equity instruments issued

In assessing the fair value of equity instruments issued, Management has used the market price of the Company's shares at the commitment date to determine the fair value. With regard to the fair value of options and warrants issued, the Company values them using the Black-Scholes model and used the market price of shares and other relevant data required by the model at the commitment date.

Credit Risks and Concentration

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

Income taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Statement ("SFAS") No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year which the differences are expected to be settled or realized.

Convertible debt and debt issued with stock purchase warrants

The portion of the proceeds of debt securities issued with detachable stock purchase warrants which is allocable to the warrants is accounted for as paid-in capital. The allocation is based on the relative fair values of the two securities at the time of issuance. Any resulting discount or premium on the debt securities is accounted for as an adjustment to the carrying value of the debt and amortized over the life of the debt. Where the instrument includes a beneficial conversion option, the beneficial conversion option is accreted from the date of issuance to the stated date of redemption of the convertible instrument, regardless of when the earliest conversion date occurs.

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with the provisions of SFAS No. 144, Impairment of Long-Lived Assets. SFAS No. 144 requires an impairment loss to be recognized on assets to be held and used if the carrying amount of a long-lived asset group is not recoverable from its undiscounted cash flows. The amount of the impairment loss is measured as the difference between the carrying amount and the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Based Compensation

In March 2005, the Company established a stock option plan. Prior to December 31, 2005, the Company accounted for stock based employee compensation arrangements under the intrinsic value method pursuant to Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

As of January 1, 2006, the Company adopted the methodology of SFAS No. 123R which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested awards granted prior to that date. The Company recorded stock based compensation related to stock options of approximately $246,000 for the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company granted 750,000 options. Of the total, 25,000 were granted to each of two non-employee directors of the Company, 50,000 were granted to an officer of the Company, 200,000 were granted to an executive officer of the Company and 160,000 were granted to non-employees who provided past services to the Company.

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grants during the three months ended March 31, 2006: risk-free interest rate 4.99%; expected life 5 years; expected volatility 222% and dividends of zero. The fair value generated by the Black Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

There were no options outstanding at March 31, 2005.

Loss per share

As a result of the net losses for the periods ended March 31, 2006 and March 31, 2005, the potential effect of the exercise of options and warrants and the conversion of notes was anti-dilutive. Therefore, 15,974,087 and 3,313,551, respectively, of potentially dilutive securities have not been included in the calculation of diluted loss per common share, as they are anti-dilutive.


2. Significant Events

The Company acquired two new businesses during the quarter ended June 30, 2005. Newly acquired businesses include Computerized Corporate Rate Association ("CCRA"), a travel marketing service of Reservation Center, Inc., which, among other services, operates a hotel marketing program and directory, and operates a portal for the booking of hotel reservations. Other newly acquired businesses provide 24/7 inbound customer service and support activities for travel agents and outbound telemarketing, customer service, payment collection and marketing survey services for the travel industry and other corporate clients.

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

Pursuant to the terms of the TCC Agreement, as amended, the acquisition consideration and allocation of that consideration, which does not include any future purchase price adjustments (see below), was recorded as follows based upon a valuation analysis conducted by the Company:

     Acquisition consideration:
         Issuance of common stock               $   717,000
     Accrued liability for Excess Accounts
         Receivable                                 663,621
                                                -----------
         Total acquisition consideration        $ 1,380,621
                                                ===========
     Allocation of acquisition consideration:
      Cash                                      $    42,257
      Accounts receivable                         1,421,413
      Prepaid expenses and other assets              77,775
      Property and equipment                        681,182
      Goodwill                                      276,286
      Accounts payable and accrued expenses        (346,793)
      Note payable - bank                          (325,000)
      Note payable - former stockholder            (350,000)
      Capital lease obligation                      (26,356)
      Other long-term liabilities                   (70,143)
                                                -----------
      Total                                     $ 1,380,621
                                                ===========

The Company wrote off the goodwill primarily due to the loss of TCC's only Customer.

Pursuant to the terms of the TCC Agreement, in exchange for the TCC interests, and subject to certain conditions, the Company issued 1,000,000 shares of its common stock to the Flannery Trust and issued 1,000,000 shares of its common stock to an escrow agent for the benefit of the Flannery Trust, subject to terms and conditions of an escrow agreement (the "Contingent Consideration Shares"). In addition, the purchase price provided for an additional payment related to excess accounts receivable, as defined.

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

On March 17, 2006, the Company signed a second amendment to the TCC Agreement (the "Second Amendment") related to the determination of the excess accounts receivable. In the Second Amendment the parties agreed that the amount due for the contingency was approximately $663,000 (see Note 3).

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

Acquired deferred revenue has been recorded at fair value to the extent it represents a legal obligation assumed by the Company in accordance with EITF 01-03 "Accounting in a Business Combination for Deferred Revenue of an Acquiree".

Pro-Forma Comparative Statements of Operations
----------------------------------------------

The following table presents Condensed Consolidated Statements of Operations as if the acquisitions described above had taken place as of January 1, 2005:

                                                                 For the three
                                                                  months ended
                                                                 March 31, 2005
                                                                 --------------
Revenues                                                           $3,462,144
Total Operating Expenses                                           $3,854,281
Net Loss                                                           $ (732,561)
Loss per share - basic and diluted                                 $    (0.03)


3. Convertible Notes Payable and Other Debt

Convertible notes payable

At March 31, 2006 and December 31, 2005, convertible notes payable consist of the following:

                                                   March 31,    December 31,
                                                      2006          2005
                                                  ----------     ----------
Convertible notes                                 $8,658,514     $8,658,514
  Less discounts                                     711,019        836,194
                                                  ----------     ----------
    Convertible notes, net                         7,947,495      7,822,320
                                                  ----------     ----------
Convertible notes - related party                  1,000,000      1,000,000
 Less discounts                                       50,550         57,737
                                                  ----------     ----------
  Convertible notes - related party, net             949,450        942,263
                                                  ----------     ----------
Total convertible notes                           $8,896,945     $8,764,583
                                                  ==========     ==========
Short-term
  Convertible notes                               $1,258,515     $1,258,515
  Convertible notes - related party                       --             --
                                                  ----------     ----------
    Total short-term                               1,258,515      1,258,515
                                                  ----------     ----------
Long-term
  Convertible notes                                6,688,980      6,563,805
  Convertible notes - related party                  949,450        942,263
                                                  ----------     ----------
    Total long-term                                7,638,430      7,506,068
                                                  ----------     ----------
Total convertible notes                           $8,896,945     $8,764,583
                                                  ==========     ==========

The value allocated to warrants and beneficial conversion features are included in additional paid-in capital and are being accounted for as a debt discount amortized over the period of the convertible loan.

In March 2006, the Company offered an inducement to certain convertible note holders to exercise $1.50 warrants issued with their convertible notes at a reduced rate of $0.75 and a re-pricing of their convertible note from $1.50 per share to $1.00 per share. One convertible note and warrant holder exercised warrants that converted into 83,334 shares of common stock for a total of $62,500 in net proceeds. The differential between the reduced exercise price of the warrants and the market price of the Company's common stock on the date of exercise was recorded as interest expense in the amount of approximately $27,500. In addition, the differential between the new conversion price of the note and the market price of the Company's common stock on the date of exercise was $20,000 and was recorded as a beneficial conversion feature to be amortized over the remaining period of the convertible note.

Debt Related to RCI Acquisition
-------------------------------
In connection with the RCI acquisition, the Company issued convertible notes to the sellers in the amount of $883,663 that are convertible into shares of the Company's common stock at a conversion price of $2.50 per share. The notes bear interest at a rate of 7.25% per annum and are payable in installments through February 28, 2007. The conversion rate provided for conversion of the notes at $1.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature. The Company is in default on these convertible notes due to delinquent payments. Pursuant to the terms of the convertible notes, the notes now bear interest at the default interest rate of 12%, a 10% penalty is incurred and all amounts owing are now due to the noteholder. Accordingly, the Company adjusted amounts owing to account for the default interest rate and penalties and has classified all amounts due as current at March 31, 2006. The Company also issued a note payable to an employee of RCI in the amount of $900,000. The note bears interest at 6.25% per annum and is payable in monthly installments of $29,000 through April 1, 2007. Total amounts outstanding at March 31, 2006 were approximately $798,000. The note is delinquent and is classified as current at March 31, 2006.

Debt and Other Obligations Related to TCC Acquisition
-----------------------------------------------------
In connection with the TCC acquisition, the Company assumed a note payable to a former stockholder in the amount of $350,000. The note accrues interest at prime plus 1/2%. As of March 31, 2006, the principal balance of this note was $100,000. The Company also has an obligation equal to a defined accounts receivable surplus of approximately $663,000. The amount of the accounts receivable surplus shall be paid within ten (10) business days following the second anniversary of the acquisition, provided, however, that, during the 2006 calendar year, demand may be made, by advance notice to the Company of not less than ten (10) business days for payment of not more than $150,000 after January 1, 2006 and on or before April 15, 2006, not more than $100,000 after April 15, 2006 and on or before June 15, 2006, and not more than $100,000 after June 15, 2006 and on or before September 15, 2006, provided, however, that in no event shall the cumulative amount of such requests for payment during 2006 exceed the total amount of the liability. At March 31, 2006, approximately $350,000 is included in accounts payable and accrued expenses and approximately $313,000 is included in other long-term liabilities.

Other Related Party Debt
------------------------
In the fourth quarter of 2005, the Company entered into an unsecured note agreement in the amount of $100,000 with a related party. The note is due April 15, 2006 and accrues interest at 8%. On November 10, 2005, the Company entered into a $500,000 line of credit facility with a non-employee director. The loan bears interest at prime plus 1%, with interest paid monthly. The loan is due in one year, is secured by the accounts receivable of RCI, and may not exceed 60% of RCI's accounts receivable (the Borrowing Base.") As an inducement to grant the loan, the lender was issued a warrant to purchase 500,000 shares of the Company's stock, with 250,000 shares exercisable immediately and 250,000 shares exercisable in the event of a default on the loan. The fair value of the warrants exercisable immediately was estimated using the Black Scholes model with a risk-free interest rate of 4.49%, a five year life of the warrant, expected dividend yield of zero and volatility of 218%. The Company recorded a discount to the note of $209,430 associated with the issuance of these warrants which is being amortized over the term of the loan. The Company also indemnified the lender against any losses on the loan. On March 2, 2006, the Company was notified by the lender that it was in default in that, (i) the Company was delinquent in a payment of $3,424 of interest due on March 1, 2006; and (ii) the unpaid principal balance of $500,000 exceeded the Borrowing Base of $361,196 as of February 24, 2006. At that time, an additional charge for approximately $207,000 was recorded as interest expense associated with the issuance of the additional 250,000 warrants related to the event of default in the first quarter of 2006. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest of 4.99%, a five year life, expected dividend yield of zero and volatility of 222%.

In the fourth quarter of 2005, the Company entered into an unsecured note agreement in the amount of $150,000 with the former owner of TCC. The note is due April 15, 2006 and accrues interest at 8.0%.

Note Payable
------------
On March 7, 2006, the Company entered into an unsecured note agreement in the amount of $300,000 with an unrelated third party. The note is due on June 7, 2006 and accrues interest at 8.0%. The lender was also issued a warrant to purchase 75,000 shares at $0.75 per share that are exercisable immediately and the Company recorded a discount of approximately $63,000 to the note associated with the issuance of the warrants which is being amortized over three months. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest of 4.99%, a three year life, expected dividend yield of zero and volatility of 222%.

4. Interest Expense

                                                   Three months ended March 31,
                                                        2006           2005
                                                        ----           ----
Interest expense                                    $ 546,762      $  31,063
Amortization of debt discount                         221,436        102,818
                                                     --------       --------
                                                    $ 768,198      $ 133,881
                                                     --------       --------

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and a beneficial conversion feature (see Note 3). Interest expense on debt instruments is accrued and charged to the income statement as incurred. During the three-month periods ended March 31, 2006 and 2005, approximately $111,000 and $0, respectively, of interest expense was paid to lenders, $257,000 and $31,000, respectively, of interest expense was accrued and charged to the income statement, and approximately $221,000 and $103,000 of debt discounts were amortized to the income statement as interest expense.

5. Foreign Currency Translation

The functional currency of the Company, TCC, and RCI is the U.S. dollar and the functional currency of Onelink4Travel Limited is the British pound. Assets and liabilities are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average rates for the respective periods. The net exchange differences resulting from these transactions are recorded as other comprehensive loss which is a component of stockholders' deficiency.

6. Related Party Transactions

During the quarter ended March 31, 2006, the Company recorded approximately $13,000 of expenses for consulting services rendered by a company owned by a former officer of the Company. As of March 31, 2006, all of the consulting services had been paid and none was included in accounts payable and accrued expenses. Also during the first quarter of 2006, the Company recorded approximately $20,000 of expenses for consulting services rendered by a company owned by a director of the Company. As of March 31, 2006, a balance of approximately $30,000 was included in accounts payable and accrued expenses.

7.  Commitments and Contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As of March 31, 2006, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licenses are expected to be determined when the Company begins to generate revenues.

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

On January 13, 2006, K3 Business Technology Group PLC ("K3") filed a complaint in California Superior Court seeking a writ of attachment on the Company with respect to liabilities for accounting, bookkeeping and financial services rendered prior to the 2005 calendar year. The complaint sought damages in the amount of $120,000, plus interest, attorney's fees and costs for a total claim of approximately $155,000. On March 31, 2006, the parties entered into a settlement and mutual release agreement in which the Company and K3 agreed to settle all disputes between the parties and that the obligation of $158,125 will be converted into 158,125 shares of the Company's stock and the Company will complete the filing of a registration statement for these shares by June 7, 2006. The convertible note and accrued interest balance that the Company had recorded in prior years approximates the amount of the settlement.

We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

8.   Subsequent Events

We have raised $2.0 million since March 31, 2006 from the exercise of warrants, the sale of common stock and the issuance of convertible notes to provide funding for the roll-out of our bookings and settlement processing service, for the ongoing obligations related to the acquisitions and for working capital.

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

Alan Geddes departed from his position as Chief Financial Officer on April 14, 2006, and we entered into a Separation and Release Agreement with Alan on April 22, 2006. Alan will continue to assist the Company with reports to be filed within the next month with the SEC and will receive cash payments in 2006 equal to nine months normal compensation. Of the options to purchase 300,000 shares held by Alan, option grants were amended and restated as of April 14, 2006 to provide for (i) the termination of his options to purchase 50,000 shares at $1.00 per share; (ii) the full vesting of 140,000 of 250,000 options to purchase shares at $1.00 per share, with a right by him to exercise any or all of his vested shares through April 14, 2011; and (iii) the termination of the balance of options to purchase 110,000 shares at $1.00 per share. The acceleration of the 140,000 options will result in an expense of approximately $91,000 in the second quarter of 2006.

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

Overview and Outlook
--------------------
Onelink Corporation is a business-to-business marketing and transaction processing company serving the global travel industry. We introduced, to our current hotel and North America based travel agency customers, the first integrated booking and financial settlement service for the non-airline travel sectors in December 2005 with our key suppliers, Sabre Travel Network, Amadeus, Hotels.com and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, we expect to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. Our revenue will be earned from transaction fees paid by travel suppliers.

During early 2004 we successfully integrated our system with the Sabre Global Distribution System and performed a successful proof of concept where we performed live hotel bookings. Subsequently, on July 19, 2004, we signed an agreement with the European arm of Sabre Travel Network ("Sabre"), a business unit of Sabre Holdings, to provide us with access to their worldwide audience of travel suppliers including thousands of hotel and rental car companies.

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

On May 5, 2005 we acquired Reservation Center, Inc. ("RCI") a 13 year old travel agency consortia (buying group) and 30 year old 24/7 reservation center service, with 13,000 hotel and 22,000 travel agency clients, in order to leverage existing contracts with RCI's travel agents, hotels and a number of travel industry relationships for the launch of our transaction processing service. RCI provides reservation center services on behalf of travel agency clients handling problems that its travelers may have, and handling after hours and overflow calls for travel arrangements. RCI also provides structured marketing programs for hotels that are targeted specifically to the travel agency channel. Revenues are generated from fees paid by hotel companies for participation in their annual hotel marketing program, which includes a CD and web site based hotel directory and various advertising and promotional programs, and from transaction fees for bookings through the RCI hotel portal. Additionally, RCI receives services revenue paid by travel agencies for its 24/7 call center services.

During 2005, we completed sales of convertible debt and warrants in the aggregate principal amount of $8.4 million and received $0.8 million from the exercise of warrants. We used the proceeds to provide funding for the TCC and RCI acquisition costs, for roll-out of our transaction process service and for working capital.

During 2006 to date, we have raised approximately $2.7 million from the exercise of warrants, the sale of equity and the issuance of convertible notes and notes payable to provide funding for the ongoing obligations related to the acquisitions, for working capital and for the launch of the first phase of the Company's travel bookings and settlement product which occurred in April 2006.

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

Revenue recognition
-------------------
The majority of CCRA marketing services are invoiced during the fourth quarter of each year for services to be performed during the following year. Such revenues are deferred and recognized on a pro-rata basis over the subsequent year when services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Additional marketing services are provided on a performance basis for which revenue is recognized when no material performance obligations remain. Fees on bookings are deferred and not recognized until the date the service is rendered. Revenue is recognized net of estimated returns and allowances.


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

We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. We also review software development costs for any impairment and the Company has determined there is no impairment at March 31, 2006. In April 2006, the Company launched the first phase of its travel bookings and settlement product and will begin amortizing the related capitalized software development costs over its estimated useful life of five years.

Impairment of long-lived assets
-------------------------------
We assess the impairment of long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Whenever events or changes in circumstances indicate that the carrying amounts of long lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. We are not aware of any impairment at March 31, 2006.

Fair value of equity instruments issued
---------------------------------------
In assessing the fair value of equity instruments, our Management has used the market price of our shares at the commitment date to determine the fair value. With regard to the fair value of warrants issued, we value them using the Black-Scholes model and used the market price of our shares and other relevant data required by the model at the commitment date.


Results of operations for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005
----------------------------------------------

Net revenues
------------
Net revenues were $1.1 million for the three-month period ended March 31, 2006. There were no revenues in the comparable period in 2005. All of the 2006 revenues were primarily attributable to RCI which was acquired during the second quarter of 2005, as described in Overview and Outlook above.

Sales and marketing
-------------------
Our sales and marketing expenses for the three-month period ended March 31, 2006 and March 31, 2005 were approximately $344,000 and $149,000, respectively, an increase of $195,000, or 131%. Sales and marketing expense consisted primarily of consulting and professional service fees for sales consultants and marketing programs. The increase was primarily attributable to the costs of RCI which was acquired during the second quarter of 2005 (approximately $213,000 for the three months ended March 31, 2006) as well as sales and marketing related costs associated with the launch of the new booking and settlement product that occurred in April 2006.

General and administrative
--------------------------
General and administrative expenses for the three-month period ended March 31, 2006 and March 31, 2005 were approximately $3,030,000 and $681,000, respectively, an increase of $2,349,000, or 345%. General and administrative expense consisted primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts included non-cash expense representing the fair value of options and warrants issued to employees, consultants and professional service providers during the respective periods. The increase was primarily attributable to the costs of RCI which was acquired during the second quarter of 2005 (approximately $1,718,000 for the three months ended March 31, 2006).

Depreciation
------------
Depreciation and amortization were approximately $123,000 and $4,000 in the three-month period ended March 31, 2006 and March 31, 2005, respectively, an increase of $119,000. The increase was primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005 (approximately $117,000 for the three months ended March 31, 2006).

We have incurred approximately $1.9 million on software development costs since our development activities commenced. These costs have been capitalized. We concluded that there is no impairment at March 31, 2006. We expect to commence amortizing the remaining costs in April 2006 when the Company launched the first phase of its product.

Interest expense
----------------
Interest expense was approximately $768,000 and $134,000 for the three-month period ended March 31, 2006 and March 31, 2005, respectively, an increase of $634,000, or 473%. Interest expense increased primarily due to interest accrued on debt instruments, amortization of note discounts and warrant related interest costs (see Note 4).

Liquidity and capital resources
-------------------------------
The financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations of approximately $3.1 million for the three months ended March 31, 2006, has a working capital deficit of approximately $7.6 million and stockholders' deficit of approximately $4.6 million as of March 31, 2006. We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, we have plans to acquire a modest amount of equipment during 2006 to establish the infrastructure for our transaction processing service. From December 2004 through the date of this filing, we raised $8.6 million in convertible notes, $2.2 million in equity sales and $1.1 million in debt financing, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc., as described in Note 2 "Significant Events". It is anticipated that the rollout of its transaction process service, as well as elimination of redundant business functions and personnel and additional funds provided by the sale of equity, convertible debt and warrants or other financial instruments will enable the Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds or long-term financing, should it be necessary. However, there can be no assurances that subsequent fundraising or long-term financing will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash decreased in 2006 by approximately $681,000. The primary use of cash was to fund operating losses and development of the OneLink bookings and settlement product.

Net cash used in operating activities was $0.9 million for 2006 and $0.6 million for 2005. Net cash used for both periods in operating activities was primarily for funding of operating losses and development of the OneLink bookings and settlement product.

Net cash used in investing activities was $0.5 million for 2006, primarily related to the software development of the OneLink bookings and settlement product and to purchase property and equipment.

Net cash provided by financing activities was $0.7 million for 2006 and $0.7 million for 2005. Net cash provided by financing activities during both 2006 and 2005 resulted primarily from the proceeds received from the sale of convertible notes payable and notes payable, the issuance of common stock and exercise of warrants.

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



PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2006, the Company received $107,000 from the conversion of warrants and $312,000 from the issuance of common stock.

The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") based on the Company's determination that each of the purchasers: (i) had access to all material information regarding the Company and its business and financial condition; (ii) was an accredited investor as that term is defined in Regulation D promulgated pursuant to the Securities Act; and
(iii) can reasonably be considered sophisticated with respect to the securities acquired.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on February 17, 2006. Holders of an aggregate of 30,060,346 shares of our common stock at the close of business on December 30, 2005 were entitled to vote at the meeting, of which 26,846,813 were present in person or represented by proxy. At such meeting, the Company's stockholders voted as follows:

                                   Proposal 1.

To consider and vote upon an amendment to the Company's certificate of incorporation to change the name of the Company to "Onelink Corporation."

        Total Vote For Proposal 1                Total Vote Against Proposal 1             Abstentions From Proposal 1
        -------------------------                -----------------------------             ---------------------------
                26,827,761                                    885                                    18,167


There were no Broker non-votes with respect to Proposal 1.

                                   Proposal 2.

To elect a Board of Directors consisting of five directors, each to serve until the next annual meeting of stockholders or until their respective successors are elected and qualify.

                                                          Total Vote Against   Total Abstentions
  Name of Nominee   Total Vote For Each Nominee        Each Nominee      From Each  Nominee
  ---------------   ---------------------------     ------------------   ------------------
 F. W. Guerin               26,845,843                       970                   0
 W. Edward Nichols          26,836,343                    10,470                   0
 Peter L. Boatright         26,793,228                    53,585                   0
 John E. Herzog             26,846,728                        85                   0
 Richard J. Marxen          26,813,395                        85              33,333


There were no Broker non-votes with respect to Proposal 2.

                                   Proposal 3.

To consider and vote upon a proposal recommended by the Board of Directors to adopt the 2005 Stock Incentive Plan.


Total Vote For Proposal 3    Total Vote Against Proposal 3   Abstentions From Proposal 3
-------------------------    -----------------------------   ---------------------------
        17,578,957                      902,590                        257,750



There were 8,107,516 Broker non-votes with respect to Proposal 3.


ITEM 6. EXHIBITS

   The following exhibits are filed in connection with this Report:

     No.      Description
     ---      -----------

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 22, 2006 by the undersigned, thereunto duly authorized.

                                    ONELINK CORPORATION


                                    /s/  F. W. Guerin
                                    -----------------
                                    F. W. Guerin
                                    President, Chief Executive Officer
                                    and Chief Financial Officer