Form 10QSB
period 2006-06-30
ONELINK CORP
filed 2006-08-14
CIK 1166161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 2006

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

The Company had 37,314,330 shares of common stock outstanding as of August 7,
2006

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

INDEX

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION

        Consolidated Balance Sheets - June 30, 2006 (unaudited)
            and December 31, 2005...........................................  3
        Consolidated Statements of Operations and Comprehensive Loss
            for the three and six month periods ended June 30, 2006 and
            2005 (unaudited) ...............................................  4
        Consolidated Statement of Stockholders' Deficit for the
            six months ended June 30, 2006 (unaudited).....................   5
        Consolidated Statements of Cash Flows for the six months

                               ONELINK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,        December 31,
                                                      2006(unaudited)       2005
                                                      ---------------   --------------
ASSETS
Current assets:
Cash                                                   $    213,881      $    680,814
Accounts receivable, net of allowance for
doubtful accounts of $46,086 and $43,840 as
of June 30, 2006 and December 31, 2005                      111,509            62,080
Prepaid expenses and other current assets                   110,239           338,454
                                                       -------------     -------------
Total current assets                                        435,629         1,081,348
                                                       -------------     -------------
Other assets:
Property and equipment, net                               1,124,574         1,026,842
Software development costs, net                           2,308,389         1,604,200
Goodwill                                                  6,146,297         6,146,297
Intangible assets, net                                    1,831,466         1,984,267
Other assets                                                 63,991            63,991
                                                       -------------     -------------
Total other assets                                       11,474,717        10,825,597
                                                       -------------     -------------
Total assets                                           $ 11,910,346      $ 11,906,945
                                                       =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses                  $  3,575,608      $  2,837,031
Related party payables                                      149,649           115,537
Deferred revenues                                         1,568,743           903,103
Notes payable - related party                             1,530,877         1,472,598
Convertible notes, net                                    1,234,309         1,258,515
Note Payable, net                                           300,000                --
Capital lease obligations - short term                           --            11,714
                                                       -------------     -------------
Total current liabilities                                 8,359,186         6,598,498
                                                       -------------     -------------
Commitments and contingencies (Note 7)

Long-term liabilities:
Convertible notes, net                                    6,793,071         6,563,805
Convertible notes - related parties, net                    956,637           942,263
Capital lease obligations - long term                            --             6,833
Other long-term liabilities                                  44,762           370,679
                                                       -------------     -------------
Total long- term liabilities                              7,794,470         7,883,580
                                                       -------------     -------------
Total liabilities                                        16,153,656        14,482,078
                                                       -------------     -------------
Stockholders' deficit:
Preferred stock $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding                      --                --
Common stock, $0.001 par value, 100,000,000 shares
authorized, issued and outstanding shares:
36,734,830 as of June 30, 2006 and
33,060,346 as of December 31, 2005                           36,735            33,060
Additional paid-in capital                               27,388,460        23,314,145
Deferred stock-based compensation                          (118,463)         (157,950)
Accumulated other comprehensive loss                       (236,340)         (309,506)
Accumulated deficit                                     (31,313,702)      (25,454,882)
                                                       -------------     -------------
Total stockholders' deficit                              (4,243,310)       (2,575,133)
                                                       -------------     -------------
Total liabilities and stockholders' deficit            $ 11,910,346      $ 11,906,945
                                                       =============     =============
------------

              The accompanying Notes form an integral part of these
                        Consolidated Financial Statements

                               ONELINK CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                         Three months ended June 30,       Six months ended June 30,
                                              2006           2005             2006           2005
                                         ------------   ------------      ------------   ------------
Net revenues                              $ 1,580,680    $ 1,533,397      $ 2,707,449    $ 1,533,397

Operating expenses
Sales and marketing expenses                  425,530        466,791          784,204        615,965
General and administrative expenses         3,080,486      2,836,134        6,095,792      3,516,788
Depreciation and amortization                 203,398         48,920          325,909         52,917
                                          ------------   ------------     ------------   ------------
Total operating expenses                    3,709,414      3,351,845        7,205,905      4,185,670
                                          ------------   ------------     ------------   ------------
Loss from operations                       (2,128,734)    (1,818,448)      (4,498,456)    (2,652,273)

Other expense, net                                 --        (67,349)              --        (86,632)
Interest expense, net                        (592,165)      (284,065)      (1,360,364)      (417,946)
                                          ------------   ------------     ------------   ------------
Net loss                                   (2,720,899)    (2,169,862)      (5,858,820)    (3,156,851)

Other comprehensive income:
Foreign currency translation                   56,517             --           73,166             --
                                          ------------   ------------     ------------   ------------
Comprehensive loss                        $(2,664,382)   $(2,169,862)     $(5,785,654)   $(3,156,851)
                                          ============   ============     ============   ============

Shares used in computing basic
  and diluted net loss per share           35,075,355     30,998,028       34,163,389     28,698,645

Net loss per share basic and diluted      $    (0.08)    $     (0.07)     $     (0.17)   $     (0.11)

-----------

                  The accompanying Notes form an integral part of these
                               Consolidated Financial Statements

                                                                      ONELINK CORPORATION
                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                        Common      Additional       Deferred     Accumulated
                                       Common Stock     stock        paid in       Stock-based   Comprehensive   Accumulated
                                          Shares        amount       capital      Compensation   Income (Loss)     Deficit            Total
                                        -----------   ----------   ------------   ------------   ------------   --------------   --------------
Balance, December 31, 2005               33,060,346     $ 33,060    $23,314,145     $ (157,950)    $ (309,506)    $(25,454,882)    $ (2,575,133)
Issuance of common stock                  3,124,500        3,125      2,204,124                                                       2,207,249
Issuance of common stock for services       136,000          136        101,864                                                         102,000
Issuance of common stock in satisfaction
   of liabilities                           157,967          158        157,967                                                         158,125
Stock issued upon exercise of warrants      256,017          256        179,420                                                         179,676
Stock based compensation related
   to stock options                              --           --        951,988                                                         951,988
Issuance of warrants                             --           --        330,988                                                         330,988
Interest expense related to
   warrants conversions                          --           --         34,631                                                          34,631
Beneficial conversion feature                    --           --        113,333                                                         113,333
Deferred compensation expense                    --           --                        39,487                                           39,487
Currency translation adjustment                  --           --                                       73,166                            73,166
Net loss                                         --           --                                                    (5,858,820)      (5,858,820)
                                        -----------   ----------   ------------   ------------   ------------   --------------   --------------
Balance, June 30, 2006                   36,734,830   $   36,735   $ 27,388,460   $   (118,463)  $   (236,340)  $  (31,313,702)  $   (4,243,310)
                                        ===========   ==========   ============   ============   ============   ==============   ==============

                                                  The accompanying Notes form an integral part of these
                                                        Consolidated Financial Statements

                               ONELINK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six months ended June 30,
                                                                              2006           2005
                                                                         -------------   -------------
Cash flows from operating activities:

Net loss                                                                  $(5,858,820)    $(3,156,851)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                               325,909          51,387
  Bad debt expense                                                             72,388              --
  Deferred rent                                                                (7,684)             --
  Deferred compensation                                                        39,487              --
  Issuance of common stock for services                                            --         641,480
  Stock based compensation related to stock options                           951,988              --
  Interest expense related to warrant conversions                              34,631              --
  Issuance of warrants for services                                            61,118         292,399
  Issuance of warrants due to default on note payable                         207,149              --
  Amortization of note discounts                                              491,862         201,379
Change in current assets and liabilities:
  Accounts receivable, net                                                   (121,817)       (389,359)
  Prepaid expenses and other current assets                                   228,215         286,521
  Accounts payable and accrued expenses                                       748,491        (105,900)
  Deferred revenue                                                            665,640       1,651,525
  Accrued liabilities                                                              --         716,659
                                                                         -------------    ------------
Net cash provided by (used in) operating activities                        (2,161,443)        189,240
                                                                         -------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                         (291,362)       (864,035)
  Software development costs                                                 (755,226)         98,568
  Compensation for covenant not-to-compete                                         --        (500,000)
  Excess of cash outlay over the net value of acquisitions                         --      (4,139,585)
                                                                          ------------    ------------
Net cash used in investing activities                                      (1,046,588)     (5,405,052)
                                                                          ------------    ------------

Cash flows from financing activities:
  Proceeds from convertible notes                                             200,000       7,351,101
  Proceeds from short term notes                                              300,000              --
  Proceeds from issuance of common stock                                    2,207,249              --
  Capital lease obligation proceeds (payments)                                (18,547)         46,328
  Stock issued upon exercise of warrants                                      179,676              --
  Repayment of notes and convertible notes                                   (118,095)       (438,800)
                                                                          ------------    ------------
Net cash provided by financing activities                                   2,750,283       6,958,629
                                                                          ------------    ------------

Effect of exchange rate changes on cash                                        (9,185)             --
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                         (466,933)      1,742,817

Cash and cash equivalents at beginning of period                              680,814          95,618
                                                                          ------------    ------------

Cash and cash equivalents at end of period                               $    213,881     $ 1,838,435
                                                                         =============    ============
Supplemental disclosures of cash flow information:
Cash paid for interest                                                   $    150,129     $        --
                                                                         =============    ============

Supplemental disclosures of non-cash investing & financing activities:
Conversion of notes payable, convertible notes and accrued
   interest to equity                                                    $        --      $    913,950
                                                                         ============     ============
Issuance of common stock in satisfaction of liabilities                  $   158,125      $        --
                                                                         ============     ============
Issuance of common stock for acquisitions                                $        --      $(1,127,000)
                                                                         ============     ============
Issuance of common stock for services                                    $   102,000      $   641,480
                                                                         ============     ============
Discount recorded on convertible notes and notes payable                 $    62,721      $        --
                                                                         ============     ============
Beneficial conversion associated with warrants                           $   113,333      $        --
                                                                         ============     ============
Assumption of note payable in acquisition                                $        --      $   (98,321)
                                                                         ============     ============
Issuance of notes and convertible notes for acquisition                  $        --      $(1,876,470)
                                                                         ============     ============
Cancellation of common stock receivable                                  $        --      $   100,000
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

Going Concern

The financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $5.9 million for the six months ended June 30, 2006, has a working capital deficit of approximately $7.9 million and stockholders' deficit of approximately $4.2 million as of June 30, 2006. These factors raise substantial doubt about the
Company's ability to continue as a going concern. The Company has historically financed its operations principally through the issuance of debt and equity securities. Subsequent to June 30, 2006, the Company has raised $529,000 from the exercise of warrants, the sale of equity and the issuance of convertible notes to provide funding for the roll-out of its transaction processing and settlement service, for the ongoing obligations related to acquisitions completed in 2005 and for working capital. It is anticipated that the rollout of its transaction process service, as well as elimination of redundant business functions and personnel and additional funds provided by the sale of equity, convertible debt and warrants or other financial instruments will enable the
Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds or long-term financing, should it be necessary to continue operations. However, there can be no assurances that subsequent fundraising or long-term financing will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty and the carrying value of assets and liabilities do not purport to represent realizable or settlement values.

Organization and Business Activity

The Company, organized in Delaware in 2001, provides marketing, distribution, financial settlement and other related business-to-business services for hotels, travel service providers and travel agencies. The Company's core business has been the development and introduction of a booking and settlement system for the non-airline segment of the travel industry and the first phase of this product was launched in April 2006. Since the Company's core business is the development of the bookings and settlement system products, from inception through March 31, 2006, the Company issued financial statements as a development stage company.

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

The Company records revenue for its bookings and settlement system in accordance with Emerging Issues Task Force No. 99-19 ("EITF 99-19"), "Reporting Revenue
Gross as a Principal versus Net as an Agent". Based on EITF 99-19, the Company has concluded that it performs as an agent or broker without assuming risk and rewards of ownership of goods, therefore revenue is recorded on a net basis. In making this evaluation, the Company determined that it is not the primary obligor in the arrangement and that the Company does not have general inventory risk. Revenue is deferred and not recognized until the date that service is rendered. Revenue is recognized net of estimated returns and allowances.

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
The Company has determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. The Company also reviews software development costs for any impairment, and has determined there is no impairment at June 30, 2006. In April
2006, the Company launched the first phase of its travel bookings and settlement product and has begun amortizing the related capitalized software development costs over its estimated useful life of five years.

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

Income taxes

The Company accounts for income taxes in accordance with Financial Accounting
Standards Statement ("SFAS") No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized.

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

As of January 1, 2006, the Company adopted the methodology of SFAS No. 123R which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS
No. 123R for all share-based payments granted after that date and for all unvested awards granted prior to that date. The Company recorded stock based compensation related to stock options of approximately $706,000 and $952,000 for the three and six months ended June 30, 2006, respectively.

During the three and six months ended June 30, 2006, the Company granted
1,287,500 and 1,987,500 options, respectively. Of the total, 462,500 were granted to four non-employee directors of the Company, 900,000 were granted to two executive officers of the Company and 260,000 were granted to non-employees who provided past services to the Company.

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grants during the three months ended
June 30, 2006: risk-free interest rate 4.95%; expected life 5 years; expected volatility 223%-224% and dividends of zero. The fair value generated by the
Black Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

There were no options outstanding at June 30, 2005.

Loss per share

As a result of the net losses for the periods ended June 30, 2006 and June 30,
2005, the potential effect of the exercise of options and warrants and the conversion of notes was anti-dilutive. Therefore, 17,226,986 and 13,309,100, respectively, of potentially dilutive securities have not been included in the calculation of diluted loss per common share, as they are anti-dilutive.

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

     Acquisition consideration:
       Issuance of common stock                 $   717,000
     Accrued liability for Excess
       Accounts Receivable                          663,621
                                                ------------
     Total acquisition consideration            $ 1,380,621
                                                ============
     Allocation of acquisition consideration:
      Cash                                      $    42,257
      Accounts receivable                         1,421,413
      Prepaid expenses and other assets              77,775
      Property and equipment                        681,182
      Goodwill                                      276,286
      Accounts payable and accrued expenses        (346,793)
      Note payable - bank                          (325,000)
      Note payable - former stockholder            (350,000)
      Capital lease obligation                      (26,356)
      Other long-term liabilities                   (70,143)
                                                ------------
      Total                                     $ 1,380,621
                                                ============

The Company wrote off the goodwill in fiscal year 2005 primarily due to the loss of TCC's only customer.

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

     Acquisition consideration:
         Cash paid to stockholders              $ 3,850,000
         Cash paid for warrant agreement            300,000
         Notes issued                             1,783,663
         Common stock issued                        315,000
         Acquisition costs                          141,000
                                                ------------
         Total acquisition consideration        $ 6,389,663
                                                ============

     Allocation of acquisition consideration:
        Cash                                    $    55,464
        Accounts receivable                         925,143
        Prepaid expenses and other assets            77,703
        Property and equipment                        2,612
        Goodwill                                  6,146,297
        Intangible assets                         2,188,000
        Accounts payable and accrued expenses      (510,423)
        Deferred revenue                         (2,396,812)
        Note payable - bank                         (98,321)
                                                ------------
                                                $ 6,389,663
                                                ============

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

                                          Three months ended   Six months ended
                                             June 30, 2005       June 30, 2005
                                          ------------------   ----------------
Revenues                                    $  1,626,644         $  5,958,699
Total Operating Expenses                    $  4,450,585         $ 10,641,528
Net Loss                                    $ (3,153,439)        $ (5,163,002)
Loss per share - basic and diluted          $      (0.10)        $      (0.17)

3. Convertible Notes Payable and Other Debt

Convertible notes payable

At June 30, 2006 and December 31, 2005, convertible notes payable consist of the following:

                                                   June 30,     December 31,
                                                     2006          2005
                                                  ----------     ----------
Convertible notes                                 $8,665,419     $8,658,514
  Less discounts                                     638,039        836,194
                                                  ----------     ----------
  Convertible notes, net                           8,027,380      7,822,320
                                                  ----------     ----------
Convertible notes - related party                  1,000,000      1,000,000
 Less discounts                                       43,363         57,737
                                                  ----------     ----------
  Convertible notes - related party, net             956,637        942,263
                                                  ----------     ----------
  Total convertible notes                         $8,984,017     $8,764,583
                                                  ==========     ==========

Short-term
  Convertible notes                               $1,234,309     $1,258,515
  Convertible notes - related party                       --             --
                                                  ----------     ----------
    Total short-term                               1,234,309      1,258,515
                                                  ----------     ----------
Long-term
  Convertible notes                                6,793,071      6,563,805
  Convertible notes - related party                  956,637        942,263
                                                  ----------     ----------
    Total long-term                                7,749,708      7,506,068
                                                  ----------     ----------
  Total convertible notes                         $8,984,017     $8,764,583
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

Debt Related to RCI Acquisition
-------------------------------
In connection with the RCI acquisition, the Company issued convertible notes to the sellers in the amount of $883,663 that are convertible into shares of the
Company's common stock at a conversion price of $2.50 per share. The notes bear interest at a rate of 7.25% per annum and are payable in installments through
February 28, 2007. The conversion rate provided for conversion of the notes at
$2.50, and, in accordance with Emerging Issues Task Force 95-8 and 00-27, none of the loan proceeds were determined to have a beneficial conversion feature.
The Company is in default on these convertible notes due to delinquent payments.
Pursuant to the terms of the convertible notes, the notes now bear interest at the default interest rate of 12%, a 10% penalty is incurred and all amounts owing are now due to the noteholder. Accordingly, the Company adjusted amounts owing to account for the default interest rate and penalties and has classified all amounts due as current at June 30, 2006. The Company also issued a note payable to an employee of RCI in the amount of $900,000. The note bears interest at 6.25% per annum and is payable in monthly installments of $29,000 through
April 1, 2007. Total amounts outstanding at June 30, 2006 were approximately
$753,000, plus accrued interest. The note is delinquent and is classified as current at June 30, 2006.

Debt and Other Obligations Related to TCC Acquisition
-----------------------------------------------------
In connection with the TCC acquisition, the Company assumed a note payable to a former stockholder in the amount of $350,000. The note accrues interest at prime plus 1/2%. As of June 30, 2006, the principal balance of this note was $100,000.
The Company also has an obligation equal to a defined accounts receivable surplus of approximately $663,000. The amount of the accounts receivable surplus shall be paid within ten (10) business days following the second anniversary of the acquisition, provided, however, that, during the 2006 calendar year, demand may be made, by advance notice to the Company of not less than ten (10) business days for payment of not more than $150,000 after January 1, 2006 and on or before April 15, 2006, not more than $100,000 after April 15, 2006 and on or before June 15, 2006, and not more than $100,000 after June 15, 2006 and on or before September 15, 2006, provided, however, that in no event shall the cumulative amount of such requests for payment during 2006 exceed the total amount of the liability. At June 30, 2006, the entire balance is included in accounts payable and accrued expenses.

Other Related Party Debt
------------------------
In the fourth quarter of 2005, the Company entered into an unsecured note agreement in the amount of $100,000 with a related party. The note was due April
15, 2006 and accrues interest at 8% and is currently in default. On November 10,
2005, the Company entered into a $500,000 line of credit facility with a non-employee director. The loan bears interest at prime plus 1%, with interest paid monthly. The loan is due in one year, is secured by the accounts receivable of RCI, and may not exceed 60% of RCI's accounts receivable (the Borrowing
Base.") As an inducement to grant the loan, the lender was issued a warrant to purchase 500,000 shares of the Company's stock, with 250,000 shares exercisable immediately and 250,000 shares exercisable in the event of a default on the loan. The fair value of the warrants exercisable immediately was estimated using the Black Scholes model with a risk-free interest rate of 4.49%, a five year life of the warrant, expected dividend yield of zero and volatility of 218%. The
Company recorded a discount to the note of $209,430 associated with the issuance of these warrants which is being amortized over the term of the loan. The
Company also indemnified the lender against any losses on the loan. On March 2,
2006, the Company was notified by the lender that it was in default in that, (i)
the Company was delinquent in a payment of $3,424 of interest due on March 1,
2006; and (ii) the unpaid principal balance of $500,000 exceeded the Borrowing
Base of $361,196 as of February 24, 2006. At that time, an additional charge for approximately $207,000 was recorded as interest expense associated with the issuance of the additional 250,000 warrants related to the event of default in the first quarter of 2006. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest of 4.99%, a five year life, expected dividend yield of zero and volatility of 222%.

In the fourth quarter of 2005, the Company entered into an unsecured note agreement in the amount of $150,000 with the former owner of TCC. The note was due April 15, 2006, accrues interest at 8.0% and is currently in default.

Note Payable
------------
On March 7, 2006, the Company entered into an unsecured note agreement in the amount of $300,000 with an unrelated third party. The note was due on June 7,
2006 and accrues interest at 8.0% and is currently in default. The lender was also issued a warrant to purchase 75,000 shares at $0.75 per share that are exercisable immediately and the Company recorded a discount of approximately
$63,000 to the note associated with the issuance of the warrants which is being amortized over three months. The fair value of the warrants was estimated using the Black Scholes model with a risk-free interest of 4.99%, a three year life, expected dividend yield of zero and volatility of 222%.

On May 1, 2006, the Company entered into an unsecured convertible note agreement in the amount of $200,000 with an unrelated third party. The note was due on
July 31, 2006 and accrues interest at 6.0% and is convertible into shares of the
Company's common stock at a conversion price of $0.75 per share and is currently in default. The Company recorded a favorable conversion price discount of approximately $93,000, which is being amortized over three months.

4. Interest Expense

                                        Three months           Six months
                                       ended June 30,         ended June 30,
                                      2006       2005        2006       2005
                                      ----       ----        ----       ----
Interest expense                    $321,739   $185,504    $565,604   $216,567
Amortization of debt discount
  and warrant related interest
  expenses                           270,426     98,561     794,760    201,379
                                    --------   --------  ----------   --------
                                    $592,165   $284,065  $1,360,364   $417,946
                                    --------   --------  ----------   --------

The Company has issued several types of debt and convertible debt instruments, some of which include detachable warrants and a beneficial conversion feature
(see Note 3). Interest expense on debt instruments is accrued and charged to the income statement as incurred. During the three and six month periods ended June
30, 2006, approximately $39,000 and $150,000, respectively, of interest expense was paid to lenders and none was paid in 2005.

5. Foreign Currency Translation

The functional currency of the Company, TCC, and RCI is the U.S. dollar and the functional currency of Onelink4Travel Limited is the British pound. Assets and liabilities are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average rates for the respective periods. The net exchange differences resulting from the translations of assets and liabilities are recorded as other comprehensive loss which is a component of stockholders' deficiency.

6. Related Party Transactions

During the quarter ended June 30, 2006, the Company recorded approximately
$2,000 of expenses for consulting services rendered by a company owned by a former officer of the Company. As of June 30, 2006, all of the consulting services had been paid and none was included in accounts payable and accrued expenses. Also during the second quarter of 2006, the Company recorded approximately $15,000 of expenses for consulting services rendered by a company owned by a director of the Company. As of June 30, 2006, a balance of approximately $5,000 was included in accounts payable and accrued expenses.

7.  Commitments and Contingencies

The Company is committed to paying license fees for software used by the business. The licenses expire in five and ten years respectively. As of June 30,
2006, it is not possible to assess the amount payable over the remaining period of these licenses as the amounts paid under the licenses is based on future revenues.

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

Overview and Outlook
--------------------
Onelink Corporation is a business-to-business marketing and transaction processing company serving the global travel industry. We are currently introducing to our travel agency consortia and members of industry trade associations the first integrated booking and financial settlement service for the non-airline travel sectors with our key suppliers, Sabre Travel Network,
Amadeus, Hotels.com and PayPal, Inc. Initially targeting a growing $100 billion independent traveler market sector booked by travel agents, we expect to see distribution channel adoption due to the benefits of improved cash flow and reduced costs gained by all parties in the transaction. Our revenue will be earned from transaction fees paid by travel suppliers.

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

During 2006 to date, we have raised approximately $3.4 million from the exercise of warrants, the sale of equity and the issuance of convertible notes and notes payable to provide funding for the ongoing obligations related to the acquisitions, for working capital and for the launch of the first phase of the
Company's travel bookings and settlement product which occurred in April 2006.
Subsequent to April we have been working with our travel industry partners to perfect our offering and to formulate joint marketing initiatives for travel agent adoption.

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

The Company records revenue for its bookings and settlement system in accordance with Emerging Issues Task Force No. 99-19 ("EITF 99-19"), "Reporting Revenue
Gross as a Principal versus Net as an Agent". Based on EITF 99-19, the Company has concluded that it performs as an agent or broker without assuming risks and rewards of ownership of goods, therefore revenue is recorded on a net basis. In making this evaluation, the Company determined that it is not the primary obligator in the arrangement and that the Company does not have general inventory risk. Revenue is deferred and not recognized until the date that service is rendered. Revenue is recognized net of estimated returns and allowances.

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

We have determined that the product will reach the operational stage. If the product does not reach the operational stage then the costs will have to be written off to the statement of operations. The capitalized costs will be amortized over the life of the product once the software has become operational and ready for use. We also review software development costs for any impairment and the Company has determined there is no impairment at June 30, 2006. In April
2006, the Company launched the first phase of its travel bookings and settlement product and has begun amortizing the related capitalized software development costs over its estimated useful life of five years.

Impairment of long-lived assets
-------------------------------
We assess the impairment of long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144,
"Accounting for the Impairment and Disposal of Long-Lived Assets." Whenever
events or changes in circumstances indicate that the carrying amounts of long lived assets may not be recoverable, we will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, we will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. We are not aware of any impairment at June 30, 2006.

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

Results of operations for the three-month and six-month periods ended June 30,
2006 compared to the three-month and six-month periods ended June 30, 2005
--------------------------------------------------------------------------

Net revenues
------------
Net revenues for the second quarter in 2006 were $1.6 million as compared to
$1.5 million in 2005. All of the 2006 revenue was primarily attributable to RCI, which was acquired during the second quarter of 2005, as described in Overview and Outlook above. The 2005 revenue was comprised of $0.9 million from RCI and
$0.6 million from TCC. Net revenues for the six months ended June 30, 2006 and
2005 were $2.7 million and $1.5 million, respectively and almost all of the 2006 revenue was primarily attributable to RCI.

Sales and marketing
-------------------
Our sales and marketing expenses for the quarter ended June 30, 2006 and 2005 were approximately $426,000 and $467,000, respectively, a decrease of $41,000, or 9%. Sales and marketing expenses for the six months ended June 30, 2006 and
2005 were 784,000 and $616,000, respectively, an increase of $168,000, or 27%.
Sales and marketing expense consisted primarily of consulting and professional service fees for RCI's sales consultants and marketing programs. The decrease in the quarter ended June 30, 2006 was primarily attributable to cost reduction efforts in certain product lines, partially offset by an increase in sales and marketing related costs associated with the launch of the new booking and settlement product that occurred in April 2006. The increase in costs for the six months ended June 30, 2006 was mainly attributable to the pre-launch costs for the new bookings and settlement product.

General and administrative
--------------------------
General and administrative expenses for the quarter ended June 30, 2006 and 2005 were $3,080,000 and $2,836,000, respectively, an increase of $244,000, or 9%.
General and administrative expenses for the six-months ended June 30, 2006 and
2005 were $6,096,000 and $3,517,000, respectively, an increase of $2,579,000 or
73%. General and administrative expense consisted primarily of consulting and professional service fees for legal and accounting services, investor and public relations, and financing fees. These amounts included non-cash expense representing the fair value of options and warrants issued to employees, consultants and professional service providers during the respective periods.
The increase in the three and six months ended June 30, 2006 was primarily attributable to the costs of RCI which was acquired during the second quarter of
2005.

Depreciation
------------
Depreciation and amortization were approximately $203,000 and $49,000 in the quarter ended June 30, 2006 and 2005, respectively, an increase of $154,000, or
314%. Depreciation and amortization were approximately $326,000 and $53,000 in the six months ended June 30, 2006 and 2005, respectively, an increase of
$273,000 or 515%. The increases were primarily attributable to the costs associated with the businesses acquired during the second quarter of 2005.

We have incurred approximately $2.3 million on software development costs since our development activities commenced and these costs have been capitalized. We concluded that there is no impairment at June 30, 2006. The Company began amortizing the software development costs incurred to date when the Company launched the first phase of its product in April 2006.

Interest expense
----------------
Interest expense was approximately $592,000 and $284,000 for the quarter ended
June 30, 2006 and 2005, respectively, an increase of $308,000, or 108%. Interest expense for the six months ended June 30, 2006 and 2005 were $1,360,000 and
$418,000, respectively, an increase of $942,000 or 225%. The increases in the three and six month periods ended June 30, 2006 was primarily due to interest accrued on debt instruments, amortization of note discounts and warrant related interest costs (see Note 4).

Liquidity and capital resources
-------------------------------
We have a highly scalable business model without material long-term needs or commitments to acquire capital assets, we have plans to acquire a modest amount of equipment during 2006 to establish the infrastructure for our transaction processing service. From December 2004 through the date of this filing, we raised $8.6 million in convertible notes, $3.8 million in equity sales and $1.3 million in debt financing, and completed acquisitions of The Call Center, LLC and Reservation Center, Inc., as described in Note 2 "Significant Events". The financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $5.9 million for the six months ended June 30, 2006, has a working capital deficit of approximately $7.9 million and stockholders' deficit of approximately $4.2 million as of June 30, 2006. These factors raise substantial doubt about the
Company's ability to continue as a going concern. The Company has historically financed its operations principally through the issuance of debt and equity securities. Subsequent to June 30, 2006, the Company has raised $529,000 from the exercise of warrants, the sale of equity and the issuance of convertible notes to provide funding for the roll-out of its transaction processing and settlement service, for the ongoing obligations related to acquisitions completed in 2005 and for working capital. It is anticipated that the rollout of its transaction process service, as well as elimination of redundant business functions and personnel and additional funds provided by the sale of equity, convertible debt and warrants or other financial instruments will enable the
Company to meet its financial commitments and continue the development of its products and services. The Company believes that it can raise additional funds or long-term financing, should it be necessary to continue operations. However, there can be no assurances that subsequent fundraising or long-term financing will be successful.

Cash decreased in 2006 by approximately $467,000. The primary use of cash was to fund operating losses and development of the OneLink bookings and settlement product.

Net cash used in operating activities was $2.2 million for 2006 as compared to a net cash provided by of $0.2 million for 2005. Net cash used in 2006 was primarily for funding of operating losses and development of the OneLink bookings and settlement product.

Net cash used in investing activities was $1.0 million for 2006, primarily related to the software development of the OneLink bookings and settlement product and to purchase property and equipment.

Net cash provided by financing activities was $2.8 million for 2006 and $7.0 million for 2005. Net cash provided by financing activities during both 2006 and
2005 resulted primarily from the proceeds received from the sale of convertible notes payable and notes payable, the issuance of common stock and exercise of warrants.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, the Company received $72,000 from the conversion of warrants and $1.9 million from the issuance of common stock.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2006 by the undersigned, thereunto duly authorized.

                                    ONELINK CORPORATION

                                    /s/  F. W. Guerin
                                    -----------------
                                    F. W. Guerin
                                    President, Chief Executive Officer
                                    and Chief Financial Officer

